Form 10-K
period 2020-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2021-02-25
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

DPL Inc.	☐
The Dayton Power and Light Company	☐

	DPL Inc.	The Dayton Power and Light Company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☐	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes	☐	No	☑
The Dayton Power and Light Company	Yes	☐	No	☑

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation. All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.

At December 31, 2020, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company - Annual Report on Form 10-K
Year Ended December 31, 2020

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
AEP Generation	AEP Generation Resources Inc. - a subsidiary of American Electric Power Company, Inc. (“AEP”). Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011. The Ohio Power generating assets (including jointly-owned units) were transferred into AEP Generation.
AES	The AES Corporation - a global power company, the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owned and operated generation facilities from which it made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Capacity Market	The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years. AES Ohio Generation's capacity is in the “rest of” RTO area of PJM.
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. Unit 4 was closed in May 2020 and AES Ohio Generation's interest was sold in June 2020.
CPP	The Clean Power Plan - the USEPA's final carbon dioxide emission rules for existing power plants under Clean Air Act Section 111(d)
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DIR	Distribution Investment Rider - initially established in the ESP 3 and authorized in the DRO to recover certain distribution capital investments placed in service beginning October 1, 2015, for the number of years, and subject to increasing annual revenue limits and other terms, as set forth in the DRO. The annual revenue limit for 2019 was $22.0 million.
DMR	Distribution Modernization Rider - established in the ESP 3 as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the ESP 3 term
DPL	DPL Inc.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL and also does business as AES Ohio.
DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1	ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its ESP 3 Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.
ESP 3	DP&L's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This ESP 3 was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan, effective December 18, 2019.
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation	The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities, excluding those of the Beckjord and Hutchings Coal Stations, pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

GLOSSARY OF TERMS (cont.)
Term	Definition
GHG	Greenhouse gas - air pollutants largely emitted from combustion
kWh	Kilowatt hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting	Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the USEPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NAV	Net asset value
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation - an administrative action by EPA or a state agency to address non-compliance with various federal or state anti-pollution laws or regulations
NOX	Nitrogen Oxide - an air pollutant regulated by the NAAQS under the CAA
NPDES	National Pollutant Discharge Elimination System - a permit program for industrial, municipal and other facilities that discharge to surface water
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Peaker assets	The generation and related assets for the 586.0 MW Tait combustion turbine and diesel generation facility, the 236.0 MW Montpelier combustion turbine generation facility, the 101.5 MW Yankee combustion turbine generation and solar facility, the 25.0 MW Hutchings combustion turbine generation facility, the 12.0 MW Monument diesel generation facility and the 12.0 MW Sidney diesel generation facility
PJM	PJM Interconnection, LLC, an RTO
PRP	PRP - A Potentially Responsible Party is considered by the USEPA to be potentially responsible for ground contamination and the USEPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money
PUCO	Public Utilities Commission of Ohio
RSC	Rate Stabilization Charge - approved as part of DP&L's ESP 1. After ESP 3 was withdrawn, the PUCO again continued ESP 1, including the RSC, effective December 18, 2019
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to AES’ U.S. SBU businesses
SIP	A State Implementation Plan is a plan for complying with the federal CAA, administered by the USEPA. The SIP consists of narrative, rules, technical documentation and agreements that an individual state will use to clean up polluted areas.
Smart Grid Plan	In December 2018, DP&L filed a comprehensive grid modernization plan
SO2	Sulfur Dioxide - an air pollutant regulated by the NAAQS under the CAA
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
U.S.	United States of America
USD	U. S. dollar
USEPA	U. S. Environmental Protection Agency

GLOSSARY OF TERMS (cont.)
Term	Definition
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
WPAFB	Wright-Patterson Air Force Base

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

•impacts of weather on retail sales;
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
▪changes in financial or regulatory accounting policies;
▪environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;
▪interest rates and the use of interest rate hedges, inflation rates and other costs of capital;
▪the availability of capital;
▪the ability of subsidiaries to pay dividends or distributions to DPL;
▪level of creditworthiness of counterparties to contracts and transactions;
▪labor strikes or other workforce factors, including the ability to attract and retain key personnel;
▪facility or equipment maintenance, repairs and capital expenditures;
▪significant delays or unanticipated cost increases associated with construction projects;
▪the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;
▪local economic conditions;
▪costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
▪industry restructuring, deregulation and competition;
▪issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred and the risk of default of other PJM participants;
▪changes in tax laws and the effects of our tax strategies;
▪product development, technology changes and changes in prices of products and technologies;
▪cyberattacks and information security breaches;
▪the use of derivative contracts;
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the outbreak of COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences; and
▪the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Item 1 – Business
OVERVIEW

DPL is a regional energy company incorporated in 1985 under the laws of Ohio. All of DPL’s stock is owned by an AES subsidiary.

DPL has three primary subsidiaries: DP&L, MVIC and Miami Valley Lighting. DP&L, which also does business as AES Ohio, is a public utility providing electric transmission and distribution services in West Central Ohio. For additional information, see Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DP&L's Financial Statements. All of DPL's subsidiaries are wholly-owned. DPL manages its business through one reportable operating segment, the Utility segment. See Note 13 – Business Segments of the Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment. DP&L also manages its business through one reportable operating segment, the Utility segment.

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

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to DP&L and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region.

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

GENERATING CAPACITY

DPL, through AES Ohio Generation, owned an undivided interest in Conesville. AES Ohio Generation's share of this EGU's capacity was 129 MW. AES Ohio Generation sold all of its energy and capacity into the wholesale market. AEP Generation, the operator of the co-owned Conesville EGU, closed Unit 4 in May 2020, and AES Ohio Generation's interest in this EGU was sold in June 2020. For additional information on this event and DPL's other previously owned EGUs, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

DP&L also has a 4.9% interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of 2,109 MW. DP&L’s share of this generation capacity is 103 MW.

HUMAN CAPITAL MANAGEMENT

DPL's employees are essential to delivering and maintaining reliable service to our customers. DPL and its subsidiaries employed 631 people (512 full-time) at January 31, 2021 all of which were employed by DP&L. Approximately 58% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2023.

Safety
As part of AES, safety is one of our core values. Ensuring safe operations at our facilities, so each person can return home safely, is the cornerstone of our daily activities and decisions. Safety efforts are led globally by the AES Chief Operating Officer and supported by safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

We work with the Safety Management System (“SMS”), a Global Safety Standard that applies to all AES employees and employees of AES subsidiaries, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment and performance of periodic integrated environmental, health and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard. Our safety performance is also measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury near misses. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes having employees work from home to the extent they were able, while implementing additional safety measures for employees continuing critical on-site work.
Talent
We believe our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. We have a comprehensive approach to managing our talent and developing our leaders in order to ensure our people have the right skills for today and tomorrow whether that requires us to build new business models or leverage leading technologies.
We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure as well as formal programs including our AES' ACE Academy for Talent Development, and our Trainee Program.
We believe that our individual differences make us stronger. Our Global Diversity and Inclusion Program is led by the AES Diversity and Inclusion Officer. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Executive Leadership Team.

Compensation
Our compensation philosophy emphasizes pay-for-performance. Our incentive plans are designed to reward strong performance, with greater compensation paid when performance exceeds expectations and less compensation paid when performance falls below expectations. We invest significant time and resources to ensure our compensation programs are competitive and reward the performance of our people. Every year, our people who are not part of a collective bargaining agreement are eligible for an annual merit-based salary increase. In addition, individuals are eligible for a salary increase if they receive a significant promotion. For non-collectively bargained employees at certain levels in the organization we offer annual incentives (bonus) and long-term compensation to reinforce the alignment between employees and AES.

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

SEASONALITY

The power delivery business is seasonal, and weather patterns have a material effect on energy demand. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were almost entirely eliminated in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. DP&L has requested authority from the PUCO to create a regulatory asset for the ongoing revenues that would have been charged in the Decoupling Rider going back to December 18, 2019. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenues and increase repair costs. Partially mitigating this impact is DP&L’s ability to timely recover certain O&M repair costs related to severe storms.

MARKET STRUCTURE

Retail rate regulation
DP&L's distribution service to all retail customers as well as the provisions of its SSO service are regulated by the PUCO. In addition, certain costs are considered to be non-bypassable and are therefore assessed to all DP&L retail customers, under the regulatory authority of the PUCO, regardless of the customer’s retail electric supplier. DP&L's transmission rates are subject to regulation by the FERC under the Federal Power Act.

Ohio law establishes the process for determining SSO and non-bypassable rates charged by public utilities. Regulation of retail rates encompasses the timing of applications, the effective date of rate changes, the cost basis upon which the rates are set and other service-related matters. Ohio law also established the Office of the Ohio Consumers' Counsel, which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

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

COMPETITION AND REGULATION

Ohio Retail Rates
DP&L rates for electric service currently remain the lowest among Ohio investor-owned utilities.

ESP 1 established DP&L's framework for providing retail service on a going-forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up rider mechanisms. For more information regarding DP&L's ESP, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

On September 26, 2018, the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement of $248.0 million for DP&L's electric service base distribution rates. The DRO also provided for a return on equity of 9.999% and a cost of long-term debt of 4.8%.

On November 30, 2020, DP&L filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million. For more information, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

In December 2018, DP&L filed its Smart Grid Plan with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s Smart Grid Plan: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics and 8) Grid Modernization R&D. On October 23, 2020 DP&L filed a comprehensive settlement (the “Settlement”) with the PUCO that, among other matters, includes resolution of this Smart Grid application. If approved, DP&L plans to implement the plan that will deliver benefits to customers, society as a whole and to DP&L. For more information, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

Ohio law and the PUCO rules contain targets relating to renewable energy standards. DP&L is currently in full compliance with renewable energy standards. DP&L recovers the costs of its compliance with Ohio renewable energy standards through a separate rider which is reviewed and audited by the PUCO.

The costs associated with providing high voltage transmission service and wholesale electric sales and ancillary services are subject to FERC jurisdiction. DP&L implemented a formula-based rate for its transmission service, effective May 3, 2020. For more information, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

As a member of PJM, DP&L receives revenues from the RTO related to DP&L’s transmission assets and incurs costs associated with its load obligations for retail customers. Ohio law includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits. DP&L continues to recover non-market-based transmission and ancillary costs through its nonbypassable Transmission Cost Recovery Rider.

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

DP&L is also subject to an annual retrospective SEET threshold whereby it must demonstrate its return on equity is not significantly excessive. This review for 2018, 2019 and the ESP v. MRO and prospective SEET are all part of the Settlement. This Settlement is pending review by the PUCO and, depending on the outcome, could have a material adverse effect on our results of operations, financial condition and cash flows. See Note 3 – Regulatory Matters of

Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

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

ENVIRONMENTAL MATTERS

DPL’s and DP&L's current and former facilities and operations are and/or were subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us are discussed below.

•The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions;
•Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to global climate changes;
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
In addition to imposing continuing compliance obligations, environmental laws, rules and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such laws, rules and regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our previously-owned and operated coal-fired generation units. We do not expect these matters to have a material adverse impact on our results of operations, financial condition or cash flows. See Note 11 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters” of Notes to DPL's Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters" of Notes to DP&L's Financial Statements for more information regarding environmental risks, laws and regulations and legal proceedings to which we are and may be subject to in the future.

Biden Administration Actions Affecting Environmental Regulations
On January 20, 2021, President Biden issued an Executive Order (the "EO") titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing agencies to, among other tasks, review regulations issued under the previous administration to determine whether they should be suspended, revoked, or revised. As provided for by the EO, the USEPA submitted a letter to the U.S. Department of Justice seeking to obtain abeyances or stays of proceedings in pending litigation that seeks review of regulations promulgated during the Trump Administration. The Biden Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing agencies to refrain from proposing or issuing any rules until the Biden Administration has reviewed and approved those rules. These actions may have an impact on regulations that may affect our business, financial condition, or results of operations.

We have several pending environmental matters associated with our previously-owned and operated coal-fired generation units. We do not expect these matters to have a material adverse impact on our results of operations, financial condition or cash flows.
Environmental Matters Related to Air Quality
As a result of DPL’s retirement and subsequent sale of its Stuart and Killen Stations, the sale of its ownership interest in the Miami Fort and Zimmer Stations and the 2020 retirement of Conesville, followed by the sale of our interest in Conesville and our exiting of our generation business, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:
•The CAA and the following regulations
•CSAPR and associated updates;
•MATS and any associated regulatory or judicial processes;
•NAAQS; and
•CPP or Affordable Clean Energy (ACE) rule.
Litigation Involving Co-Owned Stations
As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DPL and the other owners of the Stuart Station were subject to certain specified emission targets related to NOX, SO2 and particulate matter. The consent decree also includes commitments for energy efficiency and renewable energy activities. An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during startups. Given that all of the commitments have been met and with the retirement of the Stuart Station, DPL and the other owners submitted a request for termination of the consent decree to the U.S. District Court. On July 14, 2020, the U.S. District Court for the Southern District of Ohio granted the request and terminated the Consent Decree.
Notices of Violation Involving Co-Owned Units
On February 15, 2017, the USEPA issued an NOV alleging violations in opacity at the Stuart Station in 2016. Operations at the Stuart Station have ceased. Given the retirement and sale of the Stuart Station and the fact there has been no recent activity, we do not expect any further material developments regarding this NOV.
Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds
As a result of DPL’s retirement and subsequent sale of its Stuart and Killen Stations, the sale of its ownership interest in the Miami Fort and Zimmer Stations and the 2020 retirement of Conesville, followed by the sale of our interest in Conesville and our exiting of our generation business; the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL with respect to these generating stations (although certain other requirements related to water quality, waste disposal and ash ponds are discussed further below):
•water intake regulations, including those finalized by the USEPA on May 19, 2014;
•revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015 (and revised on October 13, 2020) and commonly referred to as the ELG rules; and
•Clean Water Act rules for selenium.
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
Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (CCR Rule). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule. On February 20, 2020, the USEPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On August 28, 2020, the USEPA published final amendments to the CCR Rule titled “A Holistic Approach to Closure Part A: Deadline to Initiate Closure”, which amends certain regulatory provisions that govern CCR. On November 12, 2020, the USEPA published amendments to the CCR Rule titled “A Holistic Approach to Closure Part B” and indicated that it would address this issue of beneficial use of CCR for closure of ash ponds that are subject to forced closure in a separate and future rulemaking. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC.
The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.
Clean Water Act - Regulation of Water Discharge
DP&L and other utilities at times have applied the Nationwide Permit 12 (NWP 12) issued by the U.S. Army Corps of Engineers (Corps) in completing transmission and distribution projects that may involve waters of the U.S. NWP 12 is the nationwide permit for Utility Line Activities, specifically those required for construction and maintenance, provided the activity does not result in the loss of greater than 1/2-acre of waters of the U.S. for each single and complete project.
On April 15, 2020, in a proceeding involving the construction of the Keystone XL pipeline, the U.S. District Court for the District of Montana (Montana District Court) vacated NWP 12 and enjoined its application. On April 27, 2020, the Corps moved for the Montana District Court to stay, pending appeal, those portions of the April 15, 2020 order that vacate NWP 12 and enjoin its application. In the alternative, the Corps asked the Montana District Court to stay its vacatur and injunction as they relate to anything other than the Keystone XL pipeline. On May 11, 2020, following a request from the Corps, the Montana District Court amended its order to vacate NWP 12 only for oil and gas pipeline construction projects, allowing electric utility T&D projects to continue. On May 13, the Corps appealed the

Montana District Court decision with the Ninth Circuit Court and requested a stay. On May 28, 2020, the Ninth Circuit denied a motion to stay. On June 16, 2020, the U.S. Solicitor General, on behalf of the U.S. Army Corps of Engineers, filed an application with the U.S. Supreme Court asking the Court to stay the district court order that vacated and enjoined the Corps from issuing authorizations under NWP 12 as it relates to the construction of new oil and gas pipelines. On July 6, 2020, the U.S. Supreme Court stayed the district court order, allowing the use of NWP 12 for oil and gas pipeline projects except for Keystone XL. On January 13, 2021, the U.S. Army Corps of Engineers published a final rulemaking for the reissuance and modification of NWPs, including NWP 12, relating exclusively to the construction of oil or natural gas pipelines and the new NWP 57 for construction of electric or telecommunication utility lines. It is too early to determine whether future outcomes or decisions related to this matter could have a material adverse effect on our results of operations, financial condition and cash flows.
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a Clean Water Act permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The U.S. Supreme Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. On December 10, 2020, the USEPA published a Notice of Availability of draft guidance memorandum addressing how the Supreme Court’s decision applies to NPDES permits. It is too early to determine whether this decision may have a material adverse effect on our results of operations, financial condition and cash flows.

HOW TO CONTACT DPL AND DP&L AND SOURCES OF OTHER INFORMATION
Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone 937-259-7215. DP&L’s public internet site is http://www.dpandl.com. The information on this website is not incorporated by reference into this report. The SEC maintains an internet website that contains this report and other information that we file electronically with the SEC at www.sec.gov.

Item 1A – Risk Factors
Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in Item 1A. — Risk Factors include risks associated with our operations, governmental regulation and laws and our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the Notes to DPL's Consolidated Financial Statements and concerning DP&L set forth in the Notes to DP&L's Financial Statements in Part II – Item 8 – Financial Statements and Supplementary Data and additional information in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face.

RISKS ASSOCIATED WITH OUR OPERATIONS

The current outbreak of the novel coronavirus, or COVID-19, has adversely affected, and it or the future outbreak of any other highly infectious or contagious diseases could materially and adversely affect, our transmission and distribution systems and other facilities, results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including expenses relating to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. In addition to triggering a period of global economic slowdown or a global recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•further decline in customer demand as a result of general decline in business activity;
•further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);
•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses such as uncollectible customer amounts and the review and approval of our applications, rates and charges by the PUCO;
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
•delays or inability in achieving our financial goals, growth strategy and digital transformation; and
•delays in the implementation of expected rules and regulations.

We will continue to review and modify our plans as conditions change. Despite our efforts to manage and remedy these impacts to us, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

COVID-19 continues to present material uncertainty which could materially and adversely affect our transmission and distribution systems, results of operations, financial condition and cash flows. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. Slowing economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices and other challenges currently affecting the general economy, have caused and may continue to cause some of our customers to experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in a normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Sustained downturns, recessions or a sluggish economy generally affect the markets in which we operate and negatively influence our energy operations. A contracting, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. For example, during economic downturns, our commercial and industrial customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. Some of our suppliers, customers, other counterparties and others with whom we transact business experience financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations to us or result in their declaring bankruptcy or similar insolvency-like proceedings. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. Reduced demand for our electric services, failure by our customers to timely remit full payment owed to us and supply delays or unavailability could have a material adverse effect on our results of operations, financial condition and cash flows. In particular, the projected economic growth and total employment in DP&L’s service territory are important to the realization of our forecasts for annual energy sales.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our transmission, distribution and other facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by the NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LAWS

We may not always be able to recover our costs to deliver electricity to our retail customers. The costs we can recover and the return on capital we are permitted to earn for the most substantial part of our business are regulated and governed by the laws of Ohio and the rules, policies and procedures of the PUCO.

In Ohio, transmission and distribution businesses are regulated. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCO will agree that all of our costs have been prudently incurred or are recoverable. There can be no assurance that the regulatory process in which rates are determined will always result in rates that will produce a full or timely recovery of our costs or permitted rates of return. Accordingly, the revenue DP&L receives may or may not match its expenses at any given time.

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

Ohio law contains annual targets for energy efficiency which began in 2009 and require increasing energy reductions each year compared to a baseline energy usage, up to 22.3% by 2027. Peak demand reduction targets began in 2009 with increases in required percentages each year, up to 7.75% by 2020. The renewable energy standards have increased our costs and are expected to continue to increase (and could materially increase) these costs. DP&L is currently entitled to recover costs associated with its renewable energy compliance, as well as its energy efficiency and demand response programs. If, in the future, we are unable to timely or fully recover these costs, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, if we were found not to be in compliance with these standards, monetary penalties could apply. These penalties are not permitted to be recovered from customers and significant penalties could have a material adverse effect on our results of operations, financial condition and cash flows. The demand reduction and energy efficiency standards by design result in reduced energy and demand that could have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to numerous environmental laws, rules and regulations that require capital expenditures, increase our cost of operations and may expose us to environmental liabilities.

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the remediation of retired generation and other facilities, storage, handling, use, storage, disposal and transportation of coal combustion residuals and other materials, some of which may be defined as hazardous materials, the emission and discharge of hazardous and other materials or items into the environment, such as GHGs; and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, inspections and other governmental authorizations. These laws, rules and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations and all licenses, permits and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, licenses, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. In addition, any actual or alleged violation of these laws, rules or regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations. DP&L has an ownership interest in OVEC, which operates generating stations. We generally are responsible for our respective pro rata share of expenditures for complying with environmental laws, rules, regulations, licenses, permits and other requirements at this generating station, but have limited control over the compliance measures taken by the operator. Under certain environmental laws, we could also be held strictly, jointly and severally responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage.

In particular, we are subject to potentially significant remediation expenses, enforcement initiatives, private-party lawsuits and reputational risk associated with CCR, which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal generated at our formerly owned coal-fired generation plant sites. CCR currently remains onsite at OVEC's EGUs, including in CCR ponds. Compliance with the CCR rule, amendments to the federal CCR rule, or other federal, state, or foreign rules or programs addressing CCR may require us to incur substantial costs. In addition, CCR, particularly with respect to its beneficial use and regulation as nonhazardous solid waste, has been the subject of interest from environmental non-governmental organizations and the media. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to extensive regulation at the federal, state, and local levels. For example, at the federal level, DP&L is regulated by the FERC and the NERC and, at the state level, by the PUCO. The regulatory power of the PUCO over DP&L is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Ohio. DP&L is subject to regulation by the PUCO as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities and incurrence of debt, the acquisition and sale of some public utility properties or securities and certain other matters. As a result of the Energy Policy Act of 2005 and subsequent legislation affecting the electric utility industry, we have been required to comply with rules and regulations in areas including mandatory reliability standards, cybersecurity, transmission expansion and energy efficiency. Complying with the regulatory environment to which we are subject requires us to expend a significant amount of funds and resources. The failure to comply with this regulatory environment could subject us to substantial financial costs and penalties and changes, either forced or voluntary, in the way we operate our business that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

For example, the United States federal government enacted tax reform in 2017 that, among other things, reduces U.S. federal corporate income tax rates, imposes limits on tax deductions for interest expense and changes the rules related to capital expenditure cost recovery. There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the tax reform measure. Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the law are determined, and as yet-to-be-released regulations and other guidance interpreting the new law are issued and finalized, our financial results could be materially impacted.

In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material adverse effect on our results of operations, financial condition and cash flows.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility, and a material change in market interest rates could adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2020, the carrying value of DPL's debt was $1,493.6 million and the carrying value of DP&L's debt was $594.1 million. Of DP&L's indebtedness, there was $565.0 million of First Mortgage Bonds as of December 31, 2020, which are secured by the pledge of substantially all of the assets of DP&L under the terms of DP&L’s First & Refunding Mortgage. DPL's revolving credit facility is also secured by a pledge of common stock that DPL owns in DP&L. This level of indebtedness and related security could have important consequences, including:

•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, as needed.

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

DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the activities of its subsidiaries, principally DP&L. As such, DPL’s cash flow is largely dependent on the cash flows of DP&L and its ability to pay cash to DPL. The impact of the December 2019 ESP and related regulatory proceedings on DP&L's revenues adversely affects DPL. In addition, there are a number of other rate proceedings pending or anticipated that we cannot predict the outcome of, which could adversely affect DPL. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for descriptions of DP&L's ESP and other regulatory proceedings. In addition, DP&L is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of DP&L to distribute, loan or advance cash to DPL pursuant to these broad powers. A significant limitation on DP&L’s ability to pay dividends or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows.

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

Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio. This facility and the remainder of our material properties are owned directly by DP&L. These properties include our distribution service center in Dayton, Ohio, various substations and other transmission and distribution equipment and property.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. See Note 14 – Dispositions of Notes to DP&L's Financial Statements.

Item 3 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material. For more information, see Note 3 – Regulatory Matters and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L's Financial Statements.

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

Dividends and return of capital
During the years ended December 31, 2020, 2019 and 2018, DPL paid no dividends to AES. DP&L declares and pays dividends on its common shares to its parent DPL from time to time as declared by the DP&L board. Return of capital payments and dividends on common shares were declared in the amount of $52.7 million and paid in the amount of $42.7 million in the year ended December 31, 2020, and $95.0 million and $43.8 million were declared and paid in the years ended December 31, 2019 and 2018, respectively.

DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2020, DPL did not meet these requirements. As a result, as of December 31, 2020, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Item 6 – Selected Financial Data
The following table presents our selected financial data, which should be read in conjunction with DPL's audited Consolidated Financial Statements and the related Notes thereto, DP&L's audited Financial Statements and the related Notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Results of Operations” discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses significant fluctuations in operating data. DPL’s common stock is wholly-owned by an indirect subsidiary of AES; therefore, DPL does not report earnings or dividends on a per-share basis. Other information that management believes is important in understanding trends in our business is also included in this table. Prior period amounts have been restated to reflect discontinued operations in all periods presented. Our historical results are not necessarily indicative of our future results.

DPL
	Years ended December 31,
$ in millions except per share amounts or as indicated	2020	2019	2018	2017	2016
Total electric sales (millions of kWh)	13,918	14,628	15,728	14,679	15,406
Statements of Operations Data
Revenues	$660.5	$743.7	$747.3	$729.0	$815.7
Operating income	$89.1	$154.9	$142.6	$126.5	$175.1
Income / (loss) from continuing operations	$(6.4)	$51.8	$36.7	$12.3	$51.3
Income / (loss) from discontinued operations, net of tax (a)	$5.4	$53.6	$33.4	$(106.9)	$(536.5)
Net income / (loss)	$(1.0)	$105.4	$70.1	$(94.6)	$(485.2)
Capital expenditures	$157.3	$156.5	$96.1	$110.5	$147.2

Balance Sheet Data (end of period):
Total assets	$2,036.0	$1,935.8	$1,883.1	$2,049.2	$2,419.2
Long-term debt (b)	$1,393.4	$1,223.3	$1,372.3	$1,700.2	$1,828.7
Total common shareholder's deficit	$(283.5)	$(371.9)	$(471.7)	$(584.3)	$(587.6)

(a)Fixed-asset impairments of $3.5 million, $2.8 million, $175.8 million and $859.0 million in 2019, 2018, 2017 and 2016, respectively, have been reclassified to discontinued operations.
(b)Excluded from this line are the current maturities of long-term debt.

DP&L
	Years ended December 31,
$ in millions except per share amounts or as indicated	2020	2019	2018	2017	2016
Total electric sales (millions of kWh)	13,918	14,628	15,194	14,401	15,008
Statements of Operations Data
Revenues	$652.1	$735.4	$738.7	$720.0	$808.0
Operating income	$83.5	$150.7	$135.1	$122.1	$169.0
Income from continuing operations	$51.1	$124.9	$86.7	$57.4	$97.6
Loss from discontinued operations, net of tax (a)	$—	$—	$—	$(40.4)	$(870.3)
Net income / (loss)	$51.1	$124.9	$86.7	$17.0	$(773.4)
Capital expenditures	$153.3	$155.5	$85.6	$90.7	$127.0

Balance Sheet Data (end of period):
Total assets	$2,014.7	$1,883.2	$1,819.6	$1,695.9	$2,035.1
Long-term debt (b)	$573.9	$434.6	$581.5	$642.0	$731.5
Total common shareholder's equity	$616.7	$473.4	$445.3	$330.7	$362.3

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

OVERVIEW OF 2020 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth, and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 3 – Regulatory Matters of the Notes to DPL's Consolidated Financial Statements and “Environmental Matters” in “Item 1 - Business.”

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

DP&L measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. DP&L also measures customer centricity on more of an individual basis by the industry metric of Customers that Experience Multiple Interruption of five or more times (“CEMI-5”). We measure customer satisfaction using Research America Utilities Market Research - Consumer Insight. Monitoring performance in the areas such as competitive rates, operational reliability and customer service supports our ongoing work to deliver reliable service to our customers.

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019. For a discussion comparing the results of operations for the year ended December 31, 2019 to the year ended December 31, 2018, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

DPL

Compared with the prior year, DPL's results for the year ended December 31, 2020 reflect a decrease in income / (loss) from continuing operations before income tax of $43.4 million, or 138%, primarily due to factors including, but not limited to:

$ in millions	2020 vs. 2019
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	$(57.8)
Net decrease in the volume of retail kWh sold primarily driven by unfavorable weather, partially offset by the purchased power volume variance	(15.1)
Increase due to lower losses on early extinguishment of debt recorded in 2020 compared to 2019	13.2
Increase due to lower interest expense from debt refinancings in 2020 and 2019	10.9
Increase due to the deferral of revenue to adjust for the impacts of the TCJA in the prior year	5.4
Net change in income / (loss) from continuing operations before income tax	$(43.4)

DP&L

Compared with the prior year, DP&L's results for the year ended December 31, 2020 reflect a decrease in income from continuing operations before income tax of $66.2 million, or 53%, primarily due to factors including, but not limited to:

$ in millions	2020 vs. 2019
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	$(57.8)
Net decrease in the volume of retail kWh sold primarily driven by unfavorable weather, partially offset by the purchased power volume variance	(15.1)
Increase due to the deferral of revenue to adjust for the impacts of the TCJA in the prior year	5.4
Other	1.3
Net change in income from continuing operations before income tax	$(66.2)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Statement of Operations Highlights – DPL

	Years ended December 31,			Change 2020 vs. 2019		Change 2019 vs. 2018
$ in millions	2020	2019	2018	$	%	$	%
Revenues:
Retail	$586.4	$667.3	$656.9	$(80.9)	(12)%	$10.4	2%
Wholesale	10.1	16.2	29.9	(6.1)	(38)%	(13.7)	(46)%
RTO ancillary	44.0	43.5	43.1	0.5	1%	0.4	1%
Capacity revenues	4.2	6.2	7.9	(2.0)	(32)%	(1.7)	(22)%
Miscellaneous revenues	15.8	10.5	9.5	5.3	50%	1.0	11%
Total revenues	660.5	743.7	747.3	(83.2)	(11)%	(3.6)	—%

Operating costs and expenses:
Net fuel cost	1.7	2.5	2.5	(0.8)	(32)%	—	—%
Purchased power:
Purchased power	200.7	227.9	244.9	(27.2)	(12)%	(17.0)	(7)%
RTO charges	29.9	24.0	55.6	5.9	25%	(31.6)	(57)%
RTO capacity charges	—	—	2.2	—	—%	(2.2)	(100)%
Net purchased power cost	230.6	251.9	302.7	(21.3)	(8)%	(50.8)	(17)%
Operation and maintenance	181.6	184.2	138.3	(2.6)	(1)%	45.9	33%
Depreciation and amortization	73.3	72.3	76.2	1.0	1%	(3.9)	(5)%
Taxes other than income taxes	79.4	77.9	73.3	1.5	2%	4.6	6%
Loss on asset disposal	0.1	—	—	0.1	—%	—	—%
Loss on disposal of business	4.7	—	11.7	4.7	—%	(11.7)	(100)%
Total operating costs and expenses	571.4	588.8	604.7	(17.4)	(3)%	(15.9)	(3)%

Operating income	89.1	154.9	142.6	(65.8)	(42)%	12.3	9%

Other expense, net:
Interest expense	(71.3)	(82.2)	(98.0)	10.9	(13)%	15.8	(16)%
Loss on early extinguishment of debt	(31.7)	(44.9)	(6.5)	13.2	(29)%	(38.4)	591%
Other income	2.0	3.7	0.8	(1.7)	(46)%	2.9	363%
Other expense, net	(101.0)	(123.4)	(103.7)	22.4	(18)%	(19.7)	19%

Income / (loss) from continuing operations before income tax (a)	$(11.9)	$31.5	$38.9	$(43.4)	(138)%	$(7.4)	(19)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of consolidated results of operations compares the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019. For discussion comparing the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020. As a result of presenting Conesville in Discontinued Operations in the current year, certain DPL variances and discussion included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 compared to the year ended December 31, 2018 have changed. For these variances, see the discussion in DPL's Utility segment, DP&L's, Results of Operations in our 2019 Annual Report on Form 10-K, as DPL's continuing operations now primarily consist of DP&L.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the Decoupling Rider (effective January 1, 2019 through December 18, 2019), weather had a minimal impact on our 2019 net operating results. Additionally, our retail revenues are affected by regulated rates and riders, including the changes to our ESP, described in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements.

Heating and Cooling Degree-days (a)

	Years ended December 31,
	2020	2019	change	% change
Actual
Heating degree-days (a)	4,867	4,987	(120)	(2)%
Cooling degree-days (a)	1,176	1,318	(142)	(11)%

30-year average (b)
Heating-degree days	5,444	5,442
Cooling-degree days	995	984

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

DPL's and DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL and DP&L
	Years ended December 31,
	2020	2019
Retail electric sales (b)
Residential	5,330	5,354
Commercial	3,438	3,688
Industrial	3,533	3,735
Governmental	1,148	1,255
Other	19	17
Total retail electric sales	13,468	14,049
Wholesale electric sales (c)	450	579
Total electric sales	13,918	14,628

Billed electric customers (end of period)	530,670	525,801

(a)Electric sales are presented in millions of kWh.
(b)DPL and DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 3,850 million kWh and 3,913 million kWh for the years ended December 31, 2020 and 2019, respectively.
(c)Wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the year ended December 31, 2020, Revenues decreased $83.2 million to $660.5 million from $743.7 million in the same period of the prior year. This decrease was a result of:

$ in millions	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(95.9)
Decrease in competitive bid revenue rate rider	(20.7)
Decrease due to removal of DIR	(20.4)
Decrease due to removal of decoupling rider	(11.9)
Increase due to reinstatement of RSC rider	70.4
Increase in base distribution average rate per retail kWh sold, which goes up as usage declines due to fixed components in distribution rates	9.0
Increase due to the deferral of revenue to adjust for the impacts of the TCJA in the prior year	5.4
Other	2.9
Net change in retail rate	(61.2)

Volume
Net decrease in the volume of kWh sold primarily due to unfavorable weather as compared to the prior year and lower demand from commercial and industrial customers due to the impacts of COVID-19, partially offset by higher demand from residential customers due to the impacts of COVID-19	(18.7)

Other miscellaneous	(1.0)
Total retail change	(80.9)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(6.1)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(1.5)

Miscellaneous revenues
Increase due to collections on legacy generation deferral rider	5.3

Net change in Revenues	$(83.2)

DPL – Net Purchased Power
During the year ended December 31, 2020, Net Purchased Power decreased $21.3 million compared to the prior year. This decrease was a result of:

$ in millions	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(23.6)
Volume
Decrease due to lower retail load served primarily driven by weather	(3.6)
Total purchased power change	(27.2)
RTO charges
Increase primarily due to higher TCRR rates in the current year	5.9

Net change in purchased power	$(21.3)

DPL - Operation and Maintenance
During the year ended December 31, 2020, Operation and Maintenance expense decreased $2.6 million compared to the prior year. This decrease was a result of:

$ in millions	2020 vs. 2019
Decrease in alternative energy and energy efficiency programs (a)	$(12.2)
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	6.6
Increase in deferred storm costs (a)	3.9
Other, net	(0.9)
Net change in Operations and Maintenance expense	$(2.6)

(a)    There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DPL – Taxes Other Than Income Taxes
During the year ended December 31, 2020, Taxes other than income taxes increased $1.5 million compared to the prior year. The increase was primarily from higher property taxes due to an increase in assessed values for Ohio properties for 2020.

DPL – Loss on Disposal of Business
During the year ended December 31, 2020, DPL recorded a Loss on disposal of business of $4.7 million due to the loss on the transfer of business interests in the Hutchings Coal Station.

DPL – Interest Expense
During the year ended December 31, 2020, Interest expense decreased $10.9 million compared to the prior year. The decrease was primarily the result of refinancing of debt which resulted in lower interest rates at DPL in 2020 and 2019.

DPL – Loss on Early Extinguishment of Debt
During the year ended December 31, 2020, DPL recorded a Loss on early extinguishment of debt of $31.7 million primarily due to the make-whole premium payment of $30.8 million related to the redemption of the $380.0 million 7.25% Notes due 2021 in the third quarter of 2020.

During the year ended December 31, 2019, DPL recorded a Loss on early extinguishment of debt of $44.9 million primarily due to the make-whole premium payment of $41.4 million related to the $400.0 million partial redemption of the $780.0 million 7.25% Notes due 2021 in the second quarter of 2019.

DPL – Income Tax Expense From Continuing Operations
Income tax benefit decreased $14.8 million from $(20.3) million in 2019 to $(5.5) million in 2020. The change of $14.8 million was primarily due to a benefit recorded in the prior year for the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers. This change was partially offset by a pre-tax loss in the current year compared to pre-tax income in the prior year.

DPL – Discontinued Operations
During the years ended December 31, 2020 and 2019, DPL recorded income from discontinued operations (net of tax) of $5.4 million and $53.6 million, respectively. This income relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part II, Item 8, Note 15 – Discontinued Operations in the Notes to DPL's Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 531,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Station, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and the Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

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

See Note 13 – Business Segments of Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2020	2019	2018
Utility	$58.1	$124.3	$104.4
Other	(70.0)	(92.8)	(65.5)
Income / (loss) from continuing operations before income tax	$(11.9)	$31.5	$38.9

Statement of Operations Highlights - DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of DP&L, which are included in Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (Statement of Operations Highlights - DP&L) of this Form 10-K.

RESULTS OF OPERATIONS – DP&L

Statement of Operations Highlights – DP&L

	Years ended December 31,			Change 2020 vs. 2019		Change 2019 vs. 2018
$ in millions	2020	2019	2018	$	%	$	%
Revenues:
Retail	$586.4	$667.3	$657.9	$(80.9)	(12)%	$9.4	1%
Wholesale	11.0	17.2	29.9	(6.2)	(36)%	(12.7)	(42)%
RTO ancillary	44.0	43.5	43.1	0.5	1%	0.4	1%
Capacity revenues	4.2	6.2	7.8	(2.0)	(32)%	(1.6)	(21)%
Miscellaneous revenues	6.5	1.2	—	5.3	442%	1.2	—%
Total revenues	652.1	735.4	738.7	(83.3)	(11)%	(3.3)	—%

Operating costs and expenses:
Net fuel cost	1.6	2.5	2.4	(0.9)	(36)%	0.1	4%
Purchased power:
Purchased power	200.7	227.6	243.5	(26.9)	(12)%	(15.9)	(7)%
RTO charges	28.7	23.0	55.6	5.7	25%	(32.6)	(59)%
RTO capacity charges	—	—	2.2	—	—%	(2.2)	(100)%
Net purchased power cost	229.4	250.6	301.3	(21.2)	(8)%	(50.7)	(17)%
Operation and maintenance	181.9	183.0	139.7	(1.1)	(1)%	43.3	31%
Depreciation and amortization	71.8	70.8	74.5	1.0	1%	(3.7)	(5)%
Taxes other than income taxes	79.1	77.7	73.1	1.4	2%	4.6	6%
Loss on asset disposal	0.1	0.1	0.2	—	—%	(0.1)	(50)%
Loss on disposal of business	4.7	—	12.4	4.7	—%	(12.4)	(100)%
Total operating costs and expenses	568.6	584.7	603.6	(16.1)	(3)%	(18.9)	(3)%

Operating income	83.5	150.7	135.1	(67.2)	(45)%	15.6	12%

Other expense, net:
Interest expense	(24.3)	(26.0)	(27.3)	1.7	(7)%	1.3	(5)%
Loss on early extinguishment of debt	—	—	(0.6)	—	—%	0.6	(100)%
Other expense	(1.1)	(0.4)	(2.8)	(0.7)	175%	2.4	(86)%
Other expense, net	(25.4)	(26.4)	(30.7)	1.0	(4)%	4.3	(14)%

Income before income tax (a)	$58.1	$124.3	$104.4	$(66.2)	(53)%	$19.9	19%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of results of operations compares the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019. For discussion comparing the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

DP&L – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the Decoupling Rider (effective January 1, 2019 through December 18, 2019), weather had a minimal impact on our 2019 net operating results. Additionally, our retail revenues are affected by regulated rates and riders, including the changes to our ESP, described in Note 3 – Regulatory Matters of Notes to DP&L's Consolidated Financial Statements.

During the year ended December 31, 2020, Revenues decreased $83.3 million to $652.1 million from $735.4 million in the same period of the prior year. This decrease was a result of:

$ in millions	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(95.9)
Decrease in competitive bid revenue rate rider	(20.7)
Decrease due to removal of DIR	(20.4)
Decrease due to removal of decoupling rider	(11.9)
Increase due to reinstatement of RSC rider	70.4
Increase in base distribution average rate per retail kWh sold, which goes up as usage declines due to fixed components in distribution rates	9.0
Increase due to the deferral of revenue to adjust for the impacts of the TCJA in the prior year	5.4
Other	2.9
Net change in retail rate	(61.2)

Volume
Net decrease in the volume of kWh sold primarily due to unfavorable weather as compared to the prior year and lower demand from commercial and industrial customers due to the impacts of COVID-19, partially offset by higher demand from residential customers due to the impacts of COVID-19	(18.7)

Other miscellaneous	(1.0)
Total retail change	(80.9)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(6.2)

RTO ancillary and capacity revenues
Decrease primarily due to lower capacity prices	(1.5)

Miscellaneous revenue
Increase due to collections on legacy generation deferral rider	5.3

Net change in Revenues	$(83.3)

DP&L – Net Purchased Power
During the year ended December 31, 2020, Net Purchased Power decreased $21.2 million compared to the prior year. This decrease was a result of:

$ in millions	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(23.3)
Volume
Decrease due to lower retail load served primarily driven by weather	(3.6)
Total purchased power change	(26.9)
RTO charges
Increase primarily due to higher TCRR rates in the current year	5.7

Net change in purchased power	$(21.2)

DP&L - Operation and Maintenance
During the year ended December 31, 2020, Operation and Maintenance expense decreased $1.1 million compared to the prior year. This decrease was a result of:

$ in millions	2020 vs. 2019
Decrease in alternative energy and energy efficiency programs (a)	(12.2)
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$6.6
Increase in deferred storm costs (a)	3.9
Other, net	0.6
Net change in Operations and Maintenance expense	$(1.1)

(a)There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DP&L – Taxes Other Than Income Taxes
During the year ended December 31, 2020, Taxes other than income taxes increased $1.4 million compared to the prior year. The increase was primarily from higher property taxes due to an increase in assessed values for Ohio properties for 2020.

DP&L – Loss on Disposal of Business
During the year ended December 31, 2020, DP&L recorded a Loss on disposal of business of $4.7 million due to the loss on the transfer of business interests in the Hutchings Coal Station.

DP&L – Interest Expense
During the year ended December 31, 2020, Interest expense decreased $1.7 million compared to the prior year. The decrease was primarily the result of the refinancing of debt at DP&L in 2020 and 2019.

DP&L – Income Tax Expense
During the year ended December 31, 2020, Income tax benefit of $0.6 million in 2019 changed to Income tax expense of $7.0 million in 2020 primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L's utility customers. This change was partially offset by higher taxable income in the current year compared to prior year.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the Decoupling Rider effective January 1, 2019, our financial results were not driven by retail demand and weather but were impacted by customer growth within our service territory. However, the Decoupling Rider was removed with the withdrawal of the ESP 3 and approved ESP 1 rates, and weather impacted current results and may again impact future results. See further discussion on these changes in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulations; and
•timely recovery of transmission and distribution expenditures.
COVID-19 Pandemic
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

In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. For the year ended December 31, 2020 and into 2021, we experienced impacts from the pandemic and expect to continue to experience impacts during 2021, and any such impacts during that time or in other future periods could have a material adverse effect on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part I, Item 1A - Risk Factors of this Form 10-K.

Business Continuity - During the COVID-19 pandemic, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While stay-at-home restrictions have been lifted in our service territory, most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the pandemic started to materialize in Ohio in the second half of March and continued for the remainder of 2020 and into 2021. See Note 14 – Revenue and Note 17 – Risks & Uncertainties of Notes to DPL's Consolidated Financial Statements and Note 13 – Revenue and Note 15 – Risks & Uncertainties of Notes to DP&L's Financial Statements for further discussion of how the COVID-19 pandemic has impacted our sales demand and a disaggregation of retail revenues by customer class. The declines for commercial and industrial customers were more severe in April and May, and partially recovered starting in June and into the second half of the year as stay-at-home orders were lifted. While we cannot predict the length and magnitude of the pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2021 and beyond.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. On June 19, 2020, DPL closed a $415.0 million issuance of senior unsecured notes, and the proceeds from this issuance together with cash on hand were used to redeem in-full the remaining balance of $380.0 million of DPL's 7.25% senior unsecured notes. These bonds were redeemed at par plus accrued interest and a make-whole premium of $30.8 million on July 20, 2020. Additionally, on July 31, 2020 DP&L issued $140.0 million of First Mortgage Bonds and used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. For further discussion of our financial condition, liquidity, and capital requirements, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity of this Form 10-K.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the year ended December 31, 2020 and continuing in 2021, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 and due to the economic impacts of the COVID-19 pandemic. This has resulted in an increase in past due customer receivable balances, and our allowance for credit losses has increased $2.4 million for both DPL and DP&L during the year ended December 31, 2020. During 2020, DP&L implemented and offered additional extended payment plans to customers as a result of the pandemic. If these credit-related impacts from the COVID-19 pandemic continue into 2021 or beyond, further deterioration in our credit exposures and customer collections could result. However, as discussed in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, DP&L’s uncollectible expense is deferred for future collection.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

Capital Projects - Despite the COVID-19 pandemic, our construction projects have proceeded without material delays. For further discussion of our capital requirements, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-K.

CARES Act - The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At December 31, 2020, the total deferral was approximately $2.1 million.

See Note 17 – Risks & Uncertainties of Notes to DPL's Consolidated Financial Statements and Note 15 – Risks & Uncertainties of Notes to DP&L's Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-Q for more information.

Operational
As part of our announced plan to exit our generation businesses, we closed on a sale of our Peaker assets in March 2018, retired the Stuart and Killen EGUs in May 2018 and closed on the transfer of these facilities to a third party in December 2019, and finally in May 2020 AEP, the operator of the co-owned Conesville EGU, closed Unit 4 in May 2020 and sold this facility in June 2020. For additional information on these events and DPL's previously-owned coal-fired facilities, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

Macroeconomic and Political

Reference Rate Reform
In July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. The IBA expects to make separate announcements in this regard following the outcome of the consultation. We maintain financial instruments that use LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.

Regulatory Environment
For a comprehensive discussion of the market structure and regulation of DPL and DP&L, see Part I, Item 1 - Business – Competition and Regulation.

Distribution Rate Case - On November 30, 2020, DP&L filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million.

Stipulation and Recommendation - On October 23, 2020, DP&L entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of DP&L and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing was conducted January 11 - 15, 2021 for consideration of this settlement. If the ultimate outcome is less favorable than the settlement agreement it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

For more information on the above matters, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and restricted cash for DPL and DP&L was $25.5 million and $11.8 million, respectively, at December 31, 2020. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,413.0 million and $582.4 million, respectively, at December 31, 2020.

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

DP&L must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, DP&L must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. DP&L received an order from the PUCO granting authority through December 31, 2021 to, among other things, issue up to $300.0 million in aggregate principal amount of short-term indebtedness. DP&L must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. DP&L last received approval in 2020 to, among other things, issue up to $140.0 million in First Mortgage Bonds. DP&L also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. DP&L does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

DPL	Years ended December 31,
$ in millions	2020	2019	2018
Net cash provided by operating activities	$113.9	$180.3	$205.9
Net cash provided by / (used in) investing activities	(185.7)	(222.6)	129.9
Net cash provided by / (used in) financing activities	50.3	(22.4)	(250.5)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	—	1.5

Net increase / (decrease) in cash, cash equivalents and restricted cash	(21.5)	(64.7)	86.8
Balance at beginning of year	47.0	111.7	24.9
Cash, cash equivalents and restricted cash at end of year	$25.5	$47.0	$111.7

Fiscal year 2020 versus 2019:

DPL – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income / (loss)	$(1.0)	$105.4	$(106.4)
Depreciation and amortization	79.3	58.7	20.6
Deferred income taxes	39.8	15.2	24.6
Fixed-asset impairment	—	3.5	(3.5)
Loss on early extinguishment of debt	31.7	44.9	(13.2)
Loss / (gain) on disposal and sale of business, net	(1.4)	(20.1)	18.7
Net income / (loss), adjusted for non-cash items	148.4	207.6	(59.2)
Net change in operating assets and liabilities	(34.5)	(27.3)	(7.2)
Net cash provided by operating activities	$113.9	$180.3	$(66.4)

The net change in operating assets and liabilities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by the following:

$ in millions	$ change
Decrease from deferred regulatory costs, net primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(31.8)
Decrease from accounts payable primarily due to timing of payments	(19.8)
Increase from accrued taxes payable / receivable primarily due to tax payment of $52.0 million from AES, partially offset by an increase in the current tax benefit in the current year	29.2
Increase from inventory primarily due to the closing and sale of Conesville in the current year	9.1
Other	6.1
Net change in cash from changes in operating assets and liabilities	$(7.2)

DPL – Net cash from investing activities
During the year ended December 31, 2020, net cash used in investing activities was $185.7 million compared to net cash used in investing activities of $222.6 million for the year ended December 31, 2019. This $36.9 million decrease in cash used primarily relates to a $43.7 million decrease in net payments on the disposal of business interests driven by the payments on the transfer of the retired Stuart and Killen generating facilities in the prior year. In addition, there were $5.1 million of proceeds received from the sale of software in the current year. These decreases in cash used were partially offset by a $13.9 million increase in cost of removal payments.

DPL – Net cash from financing activities
During the year ended December 31, 2020, net cash provided by financing activities was $50.3 million compared to net cash used in financing activities of $(22.4) million for the year ended December 31, 2019. This $72.7 million increase was primarily due to a $160.5 million increase in net issuances of long-term debt ($4.2 million net issuance of long-term debt in 2020 compared to net retirements on long-term debt of $156.3 million in 2019) and a $98.0 million equity contribution in the current year, partially offset by increased net payments on revolving credit facilities of $188.0 million in the current year.

Cash Flow Analysis - DP&L:

DP&L	Years ended December 31,
$ in millions	2020	2019	2018
Net cash provided by operating activities	$91.0	$199.9	$195.8
Net cash used in investing activities	(186.5)	(170.6)	(96.9)
Net cash provided by / (used in) financing activities	86.0	(74.2)	(38.3)

Net increase / (decrease) in cash, cash equivalents and restricted cash	(9.5)	(44.9)	60.6
Balance at beginning of year	21.3	66.2	5.6
Cash, cash equivalents and restricted cash at end of year	$11.8	$21.3	$66.2

Fiscal year 2020 versus 2019:

DP&L – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income	$51.1	$124.9	$(73.8)
Depreciation and amortization	75.5	74.5	1.0
Loss on disposal of business	4.7	—	4.7
Other adjustments to Net income	3.4	(9.7)	13.1
Net income, adjusted for non-cash items	134.7	189.7	(55.0)
Net change in operating assets and liabilities	(43.7)	10.2	(53.9)
Net cash provided by operating activities	$91.0	$199.9	$(108.9)

The net change in operating assets and liabilities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by the following:

$ in millions	$ change
Decrease from deferred regulatory costs, net primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(31.8)
Decrease from accounts receivable due to PJM transmission enhancement settlement collections in the prior year	(18.9)
Decrease from accounts payable primarily due to timing of payments	(16.9)
Increase from accrued taxes payable / receivable primarily due to higher current portion of income tax expense in the current year compared to the prior year	11.7
Other	2.0
Net change in cash from changes in operating assets and liabilities	$(53.9)

DP&L – Net cash from investing activities
During the year ended December 31, 2020, net cash used in investing activities was $186.5 million compared to net cash used in investing activities of $170.6 million for the year ended December 31, 2019. This $15.9 million increase in cash used primarily relates to a $13.9 million increase in cost of removal payments and a $7.0 million payment made on the disposal of business interests in Hutchings Coal Station in the current year, partially offset by a $2.8 million decrease in the purchase of renewable energy credits and a $2.2 million decrease in capital expenditures.

DP&L – Net cash from financing activities
During the year ended December 31, 2020, net cash provided by financing activities was $86.0 million compared to net cash used in financing activities of $(74.2) million during the year ended December 31, 2019. This $160.2 million increase primarily relates to a $150.0 million equity contribution from DPL in the current year, a $52.3 million decrease in return of capital payments to DPL compared to the prior year, and $13.8 million in net retirements on long-term debt in the prior year, partially offset by a $60.0 million increase in net payments on revolving credit facilities in the current year.

Liquidity
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and dividend payments. For 2021 and subsequent years, we expect to satisfy these requirements with cash from operations, funds from debt financing and/or equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods.

At December 31, 2020, DPL and DP&L have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2020
DPL	Revolving	June 2023	$110.0	$25.0

DP&L	Revolving	June 2024	175.0	153.9

			$285.0	$178.9

DPL has a revolving credit facility of $110.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L. The facility expires in June 2023. At December 31, 2020, there was one letter of credit in the aggregate amount of $5.0 million outstanding under this facility and $80.0 million drawn under this facility, with the remaining $25.0 million available to DPL.

DP&L's revolving credit facility has a commitment of $175.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires June 2024. At December 31, 2020, DP&L had $20.0 million drawn under this facility and had one letter of credit in the amount of $1.1 million outstanding, with the remaining $153.9 million available to DP&L.

Capital Requirements

Capital Additions

	Actual			Projected
$ in millions	2018	2019	2020	2021	2022	2023
DPL	$94	$164	$174	$254	$271	$242

DP&L	$91	$162	$170	$252	$268	$238

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental laws, rules and regulations, among other factors.

DPL is projecting to spend an estimated $767.0 million in capital projects for the period 2021 through 2023, which includes an estimated $758.0 million for DP&L. DP&L's projection includes expected spending under DP&L's Smart Grid Plan filed with the PUCO in December 2018 and included in the Stipulation and Recommendation entered into on October 23, 2020, as well as new transmission projects. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for more information.

DP&L is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation (RF), one of the six NERC regions, of which DP&L is a member. DP&L anticipates spending approximately $76.0 million within the next five years to reinforce its transmission system to comply with mandatory NERC and FERC Form 715 planning requirements. These anticipated costs are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements.

Debt Ratings
The following table outlines the debt ratings and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB+(a) / BB(b)	BBB+ (c)	Negative	April 2020
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Negative	DPL - June 2020 DP&L - December 2019
Standard & Poor's Financial Services LLC	BB+ (b)	BBB+ (c)	Developing	November 2020

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

Off-Balance Sheet Arrangements

DPL – Guarantees
Previously, DPL entered into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements were entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. With the completion of our plan to exit generation, AES Ohio Generation currently does not require such assurances to third parties, and existing guarantees will expire in June, 2021. During the year ended December 31, 2020, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees. At December 31, 2020, DPL had $1.9 million of such guarantees on behalf of AES Ohio Generation. There were no outstanding balances for commercial transactions covered by these guarantees at December 31, 2020 or December 31, 2019.

DP&L owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2020, DP&L could be responsible for the repayment of 4.9%, or $62.6 million, of a $1,276.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. This would only happen if this electric generation company defaulted on its debt payments. At December 31, 2020, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2020, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,413.0	$0.2	$0.4	$415.4	$997.0
Interest payments	819.1	57.8	115.5	107.0	538.8
Electricity purchase commitments	120.8	86.0	34.8	—	—
Purchase orders and other contractual obligations	92.5	87.8	4.7	—	—
Total contractual obligations	$2,445.4	$231.8	$155.4	$522.4	$1,535.8

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DP&L:
Long-term debt	$582.4	$0.2	$0.4	$0.4	$581.4
Interest payments	583.9	22.0	44.0	44.0	473.9
Electricity purchase commitments	120.8	86.0	34.8	—	—
Purchase orders and other contractual obligations	90.3	85.6	4.7	—	—
Total contractual obligations	$1,377.4	$193.8	$83.9	$44.4	$1,055.3

Long-term debt:
DPL’s Long-term debt at December 31, 2020 consists of DPL’s unsecured notes and Capital Trust II securities, along with DP&L’s First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

DP&L’s Long-term debt at December 31, 2020 consists of its First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 7 – Long-term debt of the Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of the Notes to DP&L's Financial Statements.

Interest payments:
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2020.

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2020, DPL and DP&L had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include regulatory liabilities (see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements) or contingencies (see Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L's Financial Statements). See Note 12 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 12 – Related Party Transactions of Notes to DP&L's Financial Statements for additional information on charges between related parties and amounts due to or from related parties.

Reserve for uncertain tax positions:
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $1.4 million at December 31, 2020, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

Revenue Recognition (including Unbilled Revenue)
Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2020 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2020 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted.

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

Overview
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

As a result of DPL's exit from the majority of its coal-fired generation, changes in the prices of fuel and purchased power are not expected to have a material impact on our results of operations, financial position or cash flows. Further, DP&L's exposure to fluctuations in the price of power is limited because we recover our power purchased from the competitive bid auction through the Standard Offer Rate tariff.

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

At December 31, 2020, our variable rate debt consisted of $80.0 million under DPL's revolving credit facility and $20.0 million under DP&L's revolving credit facility. At December 31, 2020, a 100-basis point change in the applicable rates on our variable-rate debt would result in an approximate $1.0 million change in DPL's interest expense and an approximate $0.2 million change in DP&L's interest expense.

The principal amount of DPL’s long-term debt was $1,413.0 million at December 31, 2020, consisting of DPL’s unsecured notes, Capital Trust II securities along with DP&L’s First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to FASB Accounting Standards Codification No. 805, “Business Combinations”. The fair value of this debt at December 31, 2020 was $1,571.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are subject to refinancing risk:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2021	2022	2023	2024	2025	Thereafter	2020	2020
Long-term debt
Fixed-rate debt	$0.2	$0.2	$0.2	$0.2	$415.2	$997.0	1,413.0	1,571.6

Average interest rate	4.2%	4.2%	4.2%	4.2%	4.1%	4.1%

Total							$1,413.0	$1,571.6

The principal amount of DP&L’s long-term debt was $582.4 million at December 31, 2020, consisting of its First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2020 was $656.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are subject to refinancing risk. The DP&L debt was not revalued using push-down accounting as a result of the Merger.

DP&L	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2021	2022	2023	2024	2025	Thereafter	2020	2020
Long-term debt
Fixed-rate debt	$0.2	$0.2	$0.2	$0.2	$0.2	$581.4	582.4	656.0

Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	3.8%

Total							$582.4	$656.0

Equity price risk
At December 31, 2020, approximately 42% of the defined benefit pension plan assets were comprised of investments in equity securities and 58% related to investments in fixed income securities, cash and cash equivalents and alternative investments. The equity securities are carried at their market value of approximately

$153.8 million at December 31, 2020. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $15.4 million reduction in fair value at December 31, 2020 and approximately a $2.0 million increase to the 2021 pension expense. See Note 9 – Benefit Plans of Notes to DPL's Consolidated Financial Statements and Note 9 – Benefit Plans of Notes to DP&L's Financial Statements for more information on our pension plans.

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

FINANCIAL STATEMENTS

DPL INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income / (loss), cash flows and shareholder’s deficit for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Accounting

Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company applies the provisions of FASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous over-collections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the regulatory assets and liabilities and related disclosures.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
February 24, 2021

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2020	2019	2018
Revenues	$660.5	$743.7	$747.3

Operating costs and expenses
Net fuel cost	1.7	2.5	2.5
Net purchased power cost	230.6	251.9	302.7
Operation and maintenance	181.6	184.2	138.3
Depreciation and amortization	73.3	72.3	76.2
Taxes other than income taxes	79.4	77.9	73.3
Loss on asset disposal	0.1	—	—
Loss on disposal of business (Note 16)	4.7	—	11.7
Total operating costs and expenses	571.4	588.8	604.7

Operating income	89.1	154.9	142.6

Other income / (expense), net
Interest expense	(71.3)	(82.2)	(98.0)
Loss on early extinguishment of debt	(31.7)	(44.9)	(6.5)
Other income	2.0	3.7	0.8
Other expense, net	(101.0)	(123.4)	(103.7)

Income / (loss) from continuing operations before income tax	(11.9)	31.5	38.9

Income tax expense / (benefit) from continuing operations	(5.5)	(20.3)	2.2

Net income / (loss) from continuing operations	(6.4)	51.8	36.7

Discontinued operations (Note 15)
Income / (loss) from discontinued operations before income tax	(0.6)	47.6	63.5
Gain / (loss) from disposal of discontinued operations	6.1	20.1	(1.6)
Income tax expense from discontinued operations	0.1	14.1	28.5
Net income from discontinued operations	5.4	53.6	33.4

Net income / (loss)	$(1.0)	$105.4	$70.1

See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2020	2019	2018
Net income / (loss)	$(1.0)	$105.4	$70.1
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0, $0.1 and $0.1 for each respective period	—	(1.0)	(0.1)
Reclassification to earnings, net of income tax expense of $0.2, $0.1 and $0.4 for each respective period	(0.9)	(1.1)	(0.8)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0, $(0.4) and $(1.2) for each respective period	—	(0.4)	3.2
Net change in fair value of derivatives	(0.9)	(2.5)	2.3
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0 and $0.6 for each respective period	—	(0.1)	(2.2)
Net gain / (loss) for the period, net of income tax benefit / (expense) of $2.6, $0.8 and $(0.5) for each respective period	(8.8)	(3.4)	1.7
Reclassification to earnings, net of income tax benefit of $(0.3), $0.0 and $(0.2) for each respective period	1.0	0.2	0.6
Net change in unfunded pension and postretirement obligations	(7.8)	(3.3)	0.1

Other comprehensive income / (loss)	(8.7)	(5.8)	2.4

Net comprehensive income / (loss)	$(9.7)	$99.6	$72.5

See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$25.4	$36.5
Restricted cash	0.1	10.5
Accounts receivable, net of allowance for credit losses of $2.8 and $0.4, respectively (Note 2)	69.7	67.9
Inventories	8.8	10.4
Taxes applicable to subsequent years	78.0	77.5
Regulatory assets, current (Note 3)	27.5	19.7
Taxes receivable	17.9	23.6
Prepayments and other current assets	5.8	7.6
Current assets of discontinued operations and held-for-sale businesses (Note 15)	—	22.3
Total current assets	233.2	276.0

Property, plant and equipment:
Property, plant & equipment	1,839.3	1,701.9
Less: Accumulated depreciation and amortization	(415.7)	(362.6)
	1,423.6	1,339.3
Construction work in process	141.7	106.3
Total net property, plant & equipment	1,565.3	1,445.6
Other non-current assets:
Regulatory assets, non-current (Note 3)	193.6	173.8
Intangible assets, net of amortization	19.3	19.3
Other non-current assets	24.6	20.0
Non-current assets of discontinued operations and held-for-sale businesses (Note 15)	—	1.1
Total other non-current assets	237.5	214.2

Total assets	$2,036.0	$1,935.8

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 7)	$100.2	$283.8
Accounts payable	84.5	72.6
Accrued taxes	83.0	79.3
Accrued interest	16.0	11.4
Customer deposits	19.4	20.7
Regulatory liabilities, current (Note 3)	18.0	27.9
Accrued and other current liabilities	21.0	21.2
Current liabilities of discontinued operations and held-for-sale businesses (Note 15)	—	9.0
Total current liabilities	342.1	525.9
Non-current liabilities:
Long-term debt (Note 7)	1,393.4	1,223.3
Deferred income taxes (Note 8)	177.2	133.7
Taxes payable	80.4	81.1
Regulatory liabilities, non-current (Note 3)	218.3	243.6
Accrued pension and other post-retirement benefits (Note 9)	93.9	79.9
Other non-current liabilities	14.2	11.8
Non-current liabilities of discontinued operations and held-for-sale businesses (Note 15)	—	8.4
Total non-current liabilities	1,977.4	1,781.8

Commitments and contingencies (Note 11)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2020 and 2019	—	—
Other paid-in capital	2,468.8	2,370.7
Accumulated other comprehensive loss	(12.3)	(3.6)
Accumulated deficit	(2,740.0)	(2,739.0)
Total common shareholder's deficit:	(283.5)	(371.9)

Total liabilities and shareholder's deficit:	$2,036.0	$1,935.8

See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2020	2019	2018
Cash flows from operating activities:
Net income / (loss)	$(1.0)	$105.4	$70.1
Adjustments to reconcile Net income / (loss) to Net cash from operating activities
Depreciation and amortization	73.6	53.1	50.2
Amortization of deferred financing costs	5.7	5.6	5.5
Deferred income taxes	39.8	15.2	(9.1)
Loss on early extinguishment of debt	31.7	44.9	6.5
Fixed-asset impairment	—	3.5	2.8
Loss / (gain) on disposal and sale of business, net	(1.4)	(20.1)	13.3
Changes in certain assets and liabilities:
Accounts receivable, net	11.2	10.2	45.7
Inventories	4.9	(4.2)	14.8
Taxes applicable to subsequent years	(0.2)	(2.8)	0.1
Deferred regulatory costs, net	(34.0)	(2.2)	(9.2)
Accounts payable	(10.1)	9.7	(16.3)
Accrued taxes payable / receivable	8.0	(21.2)	37.4
Accrued interest	4.6	(2.9)	(2.1)
Accrued pension and other post-retirement benefits	(11.8)	(8.8)	(3.4)
Other non-current liabilities	1.5	(14.6)	(0.5)
Other	(8.6)	9.5	0.1
Net cash provided by operating activities	113.9	180.3	205.9
Cash flows from investing activities:
Capital expenditures	(157.3)	(156.5)	(96.1)
Cost of removal payments	(25.5)	(11.6)	(7.5)
Proceeds from disposal and sale of business interests	1.6	—	234.9
Payments on disposal and sale of business interests	(8.9)	(51.0)	(14.5)
Proceeds from sale of property	5.1	—	10.6
Insurance proceeds	—	—	3.0
Other investing activities, net	(0.7)	(3.5)	(0.5)
Net cash provided by / (used in) investing activities	(185.7)	(222.6)	129.9
Cash flows from financing activities:
Payments of deferred financing costs	(7.8)	(9.9)	—
Retirement of debt	(550.8)	(978.0)	(240.5)
Issuance of long-term debt, net of discount	555.0	821.7	—
Borrowings from revolving credit facilities	185.0	204.0	30.0
Repayment of borrowings from revolving credit facilities	(229.0)	(60.0)	(40.0)
Equity contribution from parent	98.0	—	—
Other financing activities, net	(0.1)	(0.2)	—
Net cash provided by / (used in) financing activities	50.3	(22.4)	(250.5)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	—	1.5
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	(21.5)	(64.7)	86.8
Balance at beginning of year	47.0	111.7	24.9
Cash, cash equivalents and restricted cash at end of year	$25.5	$47.0	$111.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$67.8	$80.8	$93.7
Income taxes (refunded) / paid, net	$(51.9)	$1.8	$(1.4)
Non-cash financing and investing activities:
Accruals for capital expenditures	$31.7	$16.9	$10.4
Non-cash proceeds from sale of business	$—	$—	$4.1
Accruals from sale of business	$2.2	$—	$—
Non-cash capital contribution (Note 10)	$—	$—	$40.0

See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Shareholder's Deficit
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Year ended December 31, 2018
Beginning balance	1	$—	$2,330.4	$0.8	$(2,915.5)	$(584.3)
Net comprehensive income				2.4	70.1	72.5
Capital contributions (b)			40.0			40.0
Other (c)			0.1	(1.0)	1	0.1
Ending balance	1	—	2,370.5	2.2	(2,844.4)	(471.7)
Year ended December 31, 2019
Net comprehensive income				(5.8)	105.4	99.6
Other			0.2			0.2
Ending balance	1	—	2,370.7	(3.6)	(2,739.0)	(371.9)
Year ended December 31, 2020
Net comprehensive loss				(8.7)	(1.0)	(9.7)
Equity contribution from parent			98.0			98.0
Other			0.1			0.1
Ending balance	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)

(a)1,500 shares authorized.
(b)Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's ESP 3 restricted tax sharing payments to AES during the term of the ESP. See Note 8 – Income Taxes.
(c)ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated deficit.

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019 and 2018

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

DP&L, DPL's wholly-owned subsidiary, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 531,000 customers located in West Central Ohio. DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L sources all of the generation for its SSO customers through a competitive bid process. DP&L owned interests in the retired power stations of Beckjord and Hutchings until their transfers in 2018 and 2020, respectively, and currently owns numerous transmission facilities. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to DP&L and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. In prior periods, AES Ohio Generation was also a primary subsidiary and sold all of its energy and capacity into the wholesale market. In 2020, AES Ohio Generation's only operating asset was an undivided interest in Conesville, which closed in May 2020 and was sold in June 2020. See Note 15 – Discontinued Operations for additional information. DPL's subsidiaries are wholly-owned.

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

DPL and its subsidiaries employed 631 people (512 full-time) at January 31, 2021, all of which were employed by DP&L. Approximately 58% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2023.

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

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The nature of the restriction includes an agreement related to cash collected under the DMR, which was restricted to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.

The following table summarizes cash, cash equivalents and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	December 31,
$ in millions	2020	2019
Cash and cash equivalents	$25.4	$36.5
Restricted cash	0.1	10.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$25.5	$47.0

Allowance for Credit Losses
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

Property, Plant and Equipment
New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $3.0 million, $3.2 million and $0.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $1,565.3 million and $1,445.6 million as of December 31, 2020 and 2019, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 3.8% in 2020, 4.0% in 2019 and 4.3% in 2018. Depreciation expense was $70.0 million, $67.9 million and $69.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Software is amortized over seven years. Amortization expense was $3.3 million, $4.4 million and $6.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated amortization expense of this internal-use software over the next five years is $10.7 million ($3.0 million in 2021, $2.2 million in 2022, $2.0 million in 2023, $1.8 million in 2024 and $1.7 million in 2025).

Implementation Costs Related to Software as a Service
DPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $4.1 million and these are recorded within Other Non-current Assets on the accompanying Consolidated Balance Sheets as of December 31, 2020.

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

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees or former employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other non-current assets on the Consolidated Balance Sheets. See

Note 5 – Fair Value for additional information.

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income / (loss), a component of shareholder’s deficit. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Insurance and claims costs associated with MVIC include estimated liabilities of approximately $3.2 million and $4.5 million at December 31, 2020 and 2019, respectively, within Accrued and other current liabilities on the DPL Consolidated Balance Sheets. DPL has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $11.1 million and $3.3 million at December 31, 2020 and 2019, respectively, within Accrued and other current liabilities and Other non-current liabilities on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Consolidated Statements of Operations. The amounts for the years ended December 31, 2020, 2019 and 2018, were $48.1 million, $50.1 million and $51.7 million, respectively.

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Pension and Postretirement Benefits
We recognize in our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, that would otherwise be recognized in AOCL, recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCL. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

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

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. In 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as an unconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.2 million and $0.2 million at December 31, 2020 and 2019, respectively, is included within Other noncurrent assets on the consolidated balance sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2020 and 2019, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Long-term debt for additional information.

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

Adoption of FASC Topic 326, "Financial Instruments - Credit Losses"
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

We applied the modified retrospective method of adoption for ASC 326. Under this transition method, we applied the transition provisions starting at the date of adoption. The CECL model primarily impacts the calculation of our expected credit losses in gross customer trade accounts receivable. The adoption of ASC 326 and the application of CECL on our trade accounts receivable did not have a material impact on our Consolidated Financial Statements.

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

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Issued but Not Yet Effective
2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at December 31, 2020 and 2019:

	December 31,
$ in millions	2020	2019
Accounts receivable, net
Customer receivables	$48.5	$45.7
Unbilled revenue	21.6	19.4
Amounts due from affiliates	0.2	0.3
Due from PJM transmission enhancement settlement (a)	1.7	1.8
Other	0.5	1.1
Allowance for credit losses	(2.8)	(0.4)
Total accounts receivable, net	$69.7	$67.9

(a)    See Note 3 – Regulatory Matters for more information.

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the year ended December 31, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2020
Allowance for credit losses	$0.4	$3.0	$(2.3)	$1.7	$2.8

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of December 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses have increased during 2020. See Note 17 – Risks & Uncertainties for additional discussion of the COVID-19 pandemic.
However, as discussed in Note 3 – Regulatory Matters, DP&L’s uncollectible expense is deferred for future collection.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2020, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2020	2019	2018
Gains and losses on cash flow hedges (Note 6):
	Interest expense	(1.1)	(1.2)	(1.2)
	Income tax expense	0.2	0.1	0.4
	Net of income taxes	(0.9)	(1.1)	(0.8)

	Loss from discontinued operations	—	—	4.4
	Tax benefit from discontinued operations	—	(0.4)	(1.2)
	Net of income taxes	—	(0.4)	3.2

Amortization of defined benefit pension items (Note 9):
	Other expense	1.3	0.2	0.8
	Income tax benefit	(0.3)	—	(0.2)
	Net of income taxes	1.0	0.2	0.6

Total reclassifications for the period, net of income taxes		$0.1	$(1.3)	$3.0

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2020 and 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2019	$17.0	$(14.8)	$2.2

Other comprehensive loss before reclassifications	(1.0)	(3.5)	(4.5)
Amounts reclassified from accumulated other comprehensive income / (loss) to earnings	(1.5)	0.2	(1.3)
Net current period other comprehensive loss	(2.5)	(3.3)	(5.8)

Balance at December 31, 2019	14.5	(18.1)	(3.6)

Other comprehensive loss before reclassifications	—	(8.8)	(8.8)
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.9)	1.0	0.1
Net current period other comprehensive loss	(0.9)	(7.8)	(8.7)

Balance at December 31, 2020	$13.6	$(25.9)	$(12.3)

Note 3 – Regulatory Matters

DP&L ESP and SEET Proceedings
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying the ESP 3 Stipulation by, among other matters, removing the DMR, which reduced DPL’s annual revenues by $105.0 million beginning November 29, 2019. As a result, DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to rates based on its ESP 1. On December 18, 2019, the PUCO approved DP&L’s Notice of Withdrawal and reversion to its ESP 1 rate plan. Among other items, the PUCO Order approving the ESP 1 rate plan includes:
•Reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million;
•Continuation of DP&L’s Transmission Cost Recovery Rider, Storm Rider and the bypassable standard offer energy rate for DP&L’s customers based on competitive bid auctions;

•A placeholder rider to recover grid modernization costs, called the Infrastructure Investment Rider; and
•A requirement to conduct both an ESP v. MRO Test and a prospective SEET no later than April 1, 2020.

Separate from the ESP process, DP&L filed a petition seeking recovery of ongoing OVEC costs through a Legacy Generation Rider and was granted approval effective January 1, 2020.

DP&L filed its ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET whereby it must demonstrate its return on equity is not significantly excessive.

On October 23, 2020, DP&L entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of DP&L and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing was conducted January 11 - 15, 2021 for consideration of this settlement. The settlement would provide, among other items, for the following:

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

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate DP&L’s RSC from the ESP 1 rates that are currently in place and others seek to re-implement ESP 3, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than DP&L's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows. The parties signing the above-referenced Settlement have agreed to withdraw their respective petitions if the Settlement is approved by the PUCO without material modification.

Decoupling
On January 23, 2021 DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required DP&L to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. DP&L filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. As a result, DP&L has recorded a $1.2 million regulatory asset as of December 31, 2020. Recovery of these deferrals will be addressed in a future rate proceeding.

Distribution Rate Order
On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement for DP&L's electric service base distribution rates of $248.0 million.

Distribution Rate Case
On November 30, 2020, DP&L filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense.

Regulatory Impact of Tax Reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L filed an application at the PUCO to refund eligible excess accumulated deferred income taxes (ADIT) and any related regulatory liability over a 10-year period with a minimum reversal of $4.0 million per year over the first five years. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations. DP&L’s rates were set using the new tax rate as a result of the distribution rate case. Consistent with the DRO requirement, DP&L filed an application on March 1, 2019 and subsequently entered into a stipulation to resolve all remaining TCJA items related to its distribution rates. That stipulation was approved by the PUCO on September 26, 2019. In accordance with terms of that stipulation, DP&L will return a total of $65.1 million ($83.2 million when including taxes associated with the refunds). In connection with this stipulation, we reduced our long-term regulatory liability related to deferred income taxes by $23.4 million in 2019. See Note 8 – Income Taxes for additional information.

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

On March 3, 2020, DP&L filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. This filing was approved and made effective as of May 3, 2020, subject to possible refunds if the approved rates were modified. An uncontested settlement was filed December 10, 2020, which if approved, would be a reduction from the proposed rate which would require refunds for transmission services provided and billed after May 3, 2020. This settlement provides for an increase of approximately $7.0 million on an annualized basis from the rates in effect prior to the March 3, 2020 filing that was allowed to go into effect May 3, 2020. Among other things, the settlement establishes new depreciation rates for DP&L’s transmission assets and an authorized return on equity of 9.85%, which would rise to 9.99% if the FERC were to approve in a separate ongoing proceeding a return on equity “adder” to recognize DP&L’s continued membership in PJM. The settlement is pending FERC approval which is expected early in the first quarter of 2021. The NOPR, therefore, was addressed and resolved as part of this formula transmission rate proceeding .

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L estimates the prior overcharge by PJM to be $40.8 million, of which approximately $32.1 million has been repaid to DP&L through December 31, 2020 and $1.7 million is classified as current in "Accounts receivable, net" and $7.0 million is classified as non-current in "Other non-current assets" on the accompanying Consolidated Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in DP&L’s non-bypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $221.1 million and $193.5 million at December 31, 2020 and 2019, respectively, and total regulatory liabilities of $236.3 million and $271.5 million at December 31, 2020 and 2019, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2020	2019
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2021	$26.8	$19.1
Rate case expenses being recovered in base rates	B	2021	0.7	0.6
Total regulatory assets, current			27.5	19.7

Regulatory assets, non-current:
Pension benefits	B	Ongoing	94.4	83.9
Unrecovered OVEC charges	C	Undetermined	28.9	29.1
Regulatory compliance costs	B	Undetermined	6.3	6.3
Smart grid and AMI costs	B	Undetermined	8.5	8.5
Unamortized loss on reacquired debt	B	Various	7.1	10.0
Deferred storm costs	A	Undetermined	11.5	5.1
Deferred vegetation management and other	A/B	Undetermined	15.7	12.7
Decoupling deferral	C	Undetermined	13.8	13.8
Uncollectible deferral	C	Undetermined	7.4	4.4
Total regulatory assets, non-current			193.6	173.8

Total regulatory assets			$221.1	$193.5

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2021	$18.0	$27.9
Total regulatory liabilities, current			18.0	27.9

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	138.8	143.6
Deferred income taxes payable through rates		Various	61.2	73.6
TCJA regulatory liability	B	Ongoing	7.2	12.9
PJM transmission enhancement settlement	A	2025	7.0	8.9
Postretirement benefits	B	Ongoing	4.1	4.6
Total regulatory liabilities, non-current			218.3	243.6

Total regulatory liabilities			$236.3	$271.5
A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. These costs include: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Legacy Generation Resource Rider, (iv) the Economic Development Rider and the (v) Transmission Cost Recovery Rider. Also included are the current portion of deferred fuel costs and rate case expense costs which do not earn a return and are described in greater detail below. Current regulatory liabilities include the overcollection of competitive bidding energy and auction costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement and the TCJA regulatory liability (see above).

DP&L is earning a return on $16.3 million of this net current deferral including: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Legacy Generation Resource Rider, (iv) the Economic Development Rider and (v) the Transmission Cost Recovery Rider. These regulatory assets are partially offset by the overcollection of competitive bidding energy and auction costs.

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

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through DP&L’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. DP&L expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through DP&L’s reconciliation rider which was authorized as part of the ESP 3. Beginning January 1, 2020, DP&L began recovering its current net OVEC costs through its Legacy Generation Rider, established pursuant to ORC 4928.148.

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs were being recovered over a three-year period that began November 1, 2017 through a rider approved in the ESP 3. That rider was eliminated with the approval of the ESP 1 rate plan, so the balance as of December 18, 2019 remains a regulatory asset for future recovery.

Rate case expenses represents costs associated with preparing distribution rate cases. DP&L was granted recovery of these costs for the 2015 case which do not earn a return, as part of the DRO. Recovery of costs for the 2020 case were included in the pending filing.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. In a PUCO order on January 5, 2011, the PUCO indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. These costs are included in the October 23, 2020 settlement described above.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2018, 2019 and 2020. DP&L plans to file petitions seeking recovery of each calendar year of storm costs in the following calendar year. DP&L plans to file petitions seeking recovery of cash calendar year's storm costs in the following calendar year. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. These costs are included in DP&L's pending distribution rate case application.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, DP&L withdrew its application in the ESP 3 and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that DP&L no longer has a Decoupling Rider. As described above, DP&L filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider.

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenues associated with the bypassable uncollectible portion of the standard offer rate. The DRO established that these costs would be recovered in a rider outside of base rates, thus no uncollectible expense is included in base rates. These costs are included in our pending distribution rate case.

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

PJM Transmission Enhancement Settlement liability represents the Transmission Enhancement Settlement charges for which DP&L is due a refund per FERC Order EL05-121-009 issued on May 31, 2018. The Order states that customers are due a refund for part of these charges which will be received starting August 2018 through 2025. Refunds received will be returned to customers via the transmission cost rider.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$273.0	3.2%	$235.8	3.9%
Distribution	1,453.7	4.0%	1,364.2	4.1%
General	17.7	7.6%	16.5	9.0%
Non-depreciable	65.1	N/A	61.6	N/A
Total regulated	1,809.5		1,678.1
Unregulated:
Other	24.8	4.5%	19.0	7.6%
Non-depreciable	5.0	N/A	4.8	N/A
Total unregulated	29.8		23.8

Total property, plant and equipment in service	$1,839.3	3.8%	$1,701.9	4.0%

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

AROs
We recognized AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. Our legal obligations were associated with the retirement of our long-lived assets, consisting primarily of asbestos abatement and ash disposal facilities. As of December 31, 2020, our generation AROs have all been settled through the sale of our interest in Conesville and the Hutchings Coal Station. See Note 16 – Dispositions for additional information.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Previously, management routinely updated these estimates as additional information became available.

Changes in the Liability for AROs

	2020	2019
Balance as of January 1	$4.7	$4.7
Settlements (a)	(4.7)	—
Balance as of December 31	$—	$4.7

(a)    Settlements related to sale of DP&L's Hutchings Coal Station. See Note 16 – Dispositions for more information on the sale of the Hutchings Coal Station.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $138.8 million and $143.6 million in estimated costs of removal at December 31, 2020 and 2019, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Regulatory Liability for Transmission and Distribution Asset Removal Costs

	2020	2019
Balance as of January 1	$143.6	$139.1
Additions	15.6	14.8
Settlements	(20.4)	(10.3)
Balance as of December 31	$138.8	$143.6

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative financial instruments at December 31, 2020 and 2019. See Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.1	4.5	2.3	4.2
Debt securities	4.0	4.1	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total assets	$6.4	$8.9	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,393.6	$1,571.6	$1,363.1	$1,404.0

Fair Value Hierarchy
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are then categorized as:
•Level 1 (quoted prices in active markets for identical assets or liabilities);
•Level 2 (observable inputs such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active); or
•Level 3 (unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability).

Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. We include our own credit risk and our counterparty’s credit risk in our calculation of fair value using global average default rates based on an annual study conducted by a large rating agency.

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

Debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as debt is presented at the carrying value, net of unamortized premium or discount, in the financial statements. The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2025 to 2061.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the consolidated balance sheets and classified as equity securities. Gains and losses on these assets were not material during the years ended December 31, 2020, 2019 or 2018.

The fair value of assets and liabilities at December 31, 2020 and 2019 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2020 (a)				Fair Value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	4.5	—	4.5	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master trust assets	0.3	8.6	—	8.9	0.3	8.5	—	8.8
Derivative assets
Interest rate hedge	—	—	—	—	—	0.1	—	0.1
Total Derivative assets	—	—	—	—	—	0.1	—	0.1

Total assets	$0.3	$8.6	$—	$8.9	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$1,554.2	$17.4	$1,571.6	$—	$1,386.5	$17.5	$1,404.0

Total liabilities	$—	$1,554.2	$17.4	$1,571.6	$—	$1,386.5	$17.5	$1,404.0

(a)Includes credit valuation adjustment

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

DPL's interest rate swaps were designated as a cash flow hedge and had a combined notional amount of $140.0 million as of December 31, 2019. These swaps settled during 2020 when the related debt was repaid.

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

We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCL and into earnings in those periods in which hedged interest payments occur.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2020	2019		2018
$ in millions (net of tax)	Interest Rate Hedge	Power	Interest Rate Hedge	Power	Interest Rate Hedge
Beginning accumulated derivative gain in AOCL	$14.5	$0.4	$16.6	$(2.8)	$17.5

Net gains / (losses) associated with current period hedging transactions	—	—	(1.0)	—	(0.1)
Net (gains) / losses reclassified to earnings:
Interest Expense	(0.9)	—	(1.1)	—	(0.8)
(Income) / loss from discontinued operations before income tax	—	(0.4)	—	3.2	—
Ending accumulated derivative gain in AOCL	$13.6	$—	$14.5	$0.4	$16.6

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

When applicable, DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2020 and 2019, DPL did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of DPL’s interest rate swaps.

			December 31,
$ in millions	Hedging Designation	Balance sheet classification	2020	2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1

Note 7 – Long-term debt

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2020	December 31, 2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	—
Tax-exempt First Mortgage Bonds - rates from: 1.16% - 2.47% (a) and 2.4% - 3.07% (b)		2020	—	140.0
U.S. Government note	4.20%	2061	17.4	17.5
Unamortized deferred financing costs			(5.7)	(5.4)
Unamortized debt discounts and premiums, net			(2.6)	(2.7)
Total long-term debt at subsidiary			574.1	574.4

Senior unsecured bonds	7.25%	2021	—	380.0
Senior unsecured bonds	4.125%	2025	415.0	—
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(10.2)	(5.9)
Unamortized debt discounts and premiums, net			(0.9)	(1.0)
Total long-term debt			1,393.6	1,363.1
Less: current portion			(0.2)	(139.8)
Long-term debt, net of current portion			$1,393.4	$1,223.3

(a)    Range of interest rates for the year ended December 31, 2020.
(b)    Range of interest rates for the year ended December 31, 2019.
(c)    Note payable to related party. See Note 12 – Related Party Transactions for additional information.

At December 31, 2020, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2021	$0.2
2022	0.2
2023	0.2
2024	0.2
2025	415.2
Thereafter	997.0
1,413.0
Unamortized discounts and premiums, net	(3.5)
Deferred financing costs, net	(15.9)
Total long-term debt	$1,393.6

Premiums or discounts recognized at the Merger date are amortized over the life of the debt using the effective interest method.

Revolving Credit Facilities
At December 31, 2020 and December 31, 2019, the DPL revolving credit facility had outstanding borrowings of $80.0 million and $104.0 million, respectively. At December 31, 2020 and December 31, 2019, the DP&L revolving credit facility had outstanding borrowings of $20.0 million and $40.0 million, respectively.

Significant Transactions
On July 31, 2020, DP&L issued $140.0 million of First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.

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

On April 17, 2019, DPL closed a $400.0 million issuance of senior unsecured notes. These notes carry an interest rate of 4.35% and mature on April 15, 2029. Proceeds from the issuance and cash on hand were used to settle a partial redemption for $400.0 million of DPL's 7.25% senior unsecured notes maturing October 15, 2021, as discussed below. After the redemption, the DPL 7.25% senior notes due in 2021 had an outstanding balance of $380.0 million.

On April 8, 2019, DPL issued a Notice of Partial Redemption on the DPL 7.25% Senior Notes due 2021. DPL redeemed $400.0 million of the $780.0 million outstanding principal amount of these notes on May 7, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $41.4 million.

On March 4, 2019, DPL issued a Notice of Full Redemption on the DPL 6.75% Senior Notes due 2019. DPL redeemed the remaining $99.0 million outstanding principal amount of these notes on April 4, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $1.5 million with cash on hand.

Debt Covenants and Restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of December 31, 2020, this financial covenant was in compliance.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of December 31, 2020, this financial covenant was in compliance.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of December 31, 2020, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of DP&L's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was in compliance as of December 31, 2020.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2020, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

DPL’s components of income tax expense for both continuing and discontinued operations were as follows:

	Years ended December 31,
$ in millions	2020	2019	2018
Components of tax expense / (benefit)
Federal - current	$(45.1)	$(22.0)	$40.0
State and Local - current	(0.1)	0.6	0.4
Total current	(45.2)	(21.4)	40.4

Federal - deferred	38.7	14.1	(9.6)
State and local - deferred	1.1	1.1	(0.1)
Total deferred	39.8	15.2	(9.7)
Tax expense / (benefit)	$(5.4)	$(6.2)	$30.7

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DPL's effective tax rate, as a percentage of total income before taxes for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	(13.1)%	1.4%	0.1%
AFUDC - equity	(23.6)%	(0.1)%	(0.1)%
Depreciation of flow-through differences	94.8%	(28.2)%	(4.6)%
Amortization of investment tax credits	4.1%	(0.3)%	(0.3)%
Deferred tax adjustments	—%	—%	15.5%
Permanent differences	—%	—%	0.1%
Other, net	1.2%	(0.1)%	(1.2)%
Effective tax rate	84.4%	(6.3)%	30.5%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2020	2019
Net non-current assets / (liabilities)
Depreciation / property basis	$(160.5)	$(118.3)
Income taxes recoverable	14.4	17.1
Regulatory assets	(21.0)	(24.8)
Investment tax credit	0.6	0.6
Compensation and employee benefits	(1.7)	2.2
Intangibles	(0.4)	(0.4)
Long-term debt	(1.3)	(2.1)
Other (a)	(7.3)	(8.0)
Net non-current liabilities	$(177.2)	$(133.7)

(a)    The Other caption includes deferred tax assets of $39.0 million in 2020 and $29.0 million in 2019 related to state and local tax net operating loss carryforwards, with related valuation allowances of $39.0 million in 2020 and $29.0 million in 2019. These net operating loss carryforwards expire from 2020 to 2037.

U.S. Tax Reform
On December 22, 2017, the U.S. enacted the TCJA. The TCJA significantly changed U.S. corporate income tax law.

We completed our calculation of the impact of the TCJA in our income tax provision for the year ended December 31, 2018 in accordance with our understanding of the TCJA and guidance available, and as a result recognized $15.5 million of discrete tax expense in the fourth quarter of 2018. Of this total, tax benefits of $1.2 million are included in continuing operations in 2018. These amounts result from the remeasurement of certain deferred tax assets and liabilities as the rates changed from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurements of deferred tax assets and liabilities related to regulated utility property of $17.0 million at December 31, 2018 was recorded as a regulatory liability and was a non-cash adjustment.

Per the terms of DP&L's ESP 3, DPL could not make any tax-sharing payments to AES and AES would forgo collection of the payments during the term of the DMR. In November 2019, the PUCO discontinued the DMR. Consequently, starting in 2020, DPL is no longer subject to this restriction. During the term of the DMR, current and non-current existing tax sharing liabilities with AES were converted into additional equity investment in DPL, per the requirements of the order. The ESP 3 also provided that none of these conversions to equity would be reversed. During the year ended December 31, 2019, we had a current tax benefit and there was no conversion of current tax liabilities in 2019.

During the year ended December 31, 2020, DPL received a payment from AES of $52.0 million against its tax receivable balance as part of a $150.0 million payment from AES. See Note 10 – Shareholder's Deficit for additional information.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2020	2019	2018
Tax expense / (benefit)	$(2.6)	$(0.5)	$0.2

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits was $1.4 million at December 31, 2020 and $3.5 million at December 31, 2019. There was a decrease of $2.1 million in 2020 due to statute of limitation lapses.

Of the December 31, 2020 balance of unrecognized tax benefits, $1.4 million is due to uncertainty in the timing of deductibility. The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2020 is estimated to be $0.0 million.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

DPL is no longer subject to U.S. or state income tax examinations for tax years through 2011, but is open for all subsequent periods.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,600 for 2020 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.2 million, $3.1 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCL. We have historically recorded these costs on the accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million and $9.6 million at December 31, 2020 and 2019, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plans' obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2020 and 2019. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.4 million, $1.4 million and $1.8 million of costs billed to the Service Company for the years ended December 31, 2020, 2019 and 2018, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2020	2019
Benefit obligation at January 1	$421.5	$386.5
Service cost	3.7	3.7
Interest cost	11.8	14.9
Actuarial loss	52.7	42.1
Benefits paid	(40.2)	(25.7)
Benefit obligation at December 31	449.5	421.5

Change in plan assets
Fair value of plan assets at January 1	352.0	312.9
Actual return on plan assets	45.6	57.0
Employer contributions	7.7	7.8
Benefits paid	(40.2)	(25.7)
Fair value of plan assets at December 31	365.1	352.0

Unfunded status of plan	$(84.4)	$(69.5)

	December 31,
Amounts recognized in the Balance sheets	2020	2019
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(84.2)	(69.3)
Net liability at end of year	$(84.4)	$(69.5)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$6.9	$7.9
Net actuarial loss	124.0	104.3
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$130.9	$112.2
Recorded as:
Regulatory asset	$92.7	$83.7
Accumulated other comprehensive income	38.2	28.5
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$130.9	$112.2

The accumulated benefit obligation for our defined benefit pension plans was $436.4 million and $414.1 million at December 31, 2020 and 2019, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2020	2019	2018
Service cost	$3.7	$3.7	$6.1
Interest cost	11.8	14.9	13.8
Expected return on assets	(18.6)	(20.1)	(21.2)
Amortization of unrecognized:
Actuarial loss	1.0	4.2	6.4
Prior service cost	6.1	1.3	0.9
Net periodic benefit cost	$4.0	$4.0	$6.0

Rates relevant to each year's expense calculations
Discount rate	3.33%	4.35%	3.66%
Expected return on plan assets	5.60%	6.25%	6.25%

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2020	2019	2018
Net actuarial loss	$25.8	$5.3	$3.4
Plan curtailment (a)	—	—	—
Reversal of amortization item:
Net actuarial loss	(1.0)	(4.2)	(6.4)
Prior service cost	(6.1)	(1.3)	(0.9)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$18.7	$(0.2)	$(3.9)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$22.7	$3.8	$2.1

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $52.7 million increased the benefit obligation for the year ended December 31, 2020 and an actuarial loss of $42.1 million increased the benefit obligation for the year ended December 31, 2019. The actuarial loss in 2020 and 2019 was primarily due to a decrease in the discount rate.

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

At December 31, 2020, we are decreasing our long-term rate of return assumption to 4.55% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2020, we have decreased our assumed discount rate to 2.44% from 3.33% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2021 pension expense of approximately $3.3 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2021 pension expense of approximately $3.3 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.4 million to 2021 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.5 million to 2021 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2020. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2020, 2019 and 2018 were:

Benefit Obligation Assumptions	Pension
	2020	2019	2018
Discount rate for obligations	2.44%	3.33%	4.35%
Rate of compensation increases	3.21%	3.94%	3.94%

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

All plan assets at December 31, 2020 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation for 2020:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category (a)		2020	2019
Equity Securities	41%	42%	40%
Debt Securities	59%	57%	58%
Cash and Cash Equivalents	—%	1%	1%
Real Estate	—%	—%	1%

The fair values of our pension plan assets at December 31, 2020 by asset category are as follows:

$ in millions	Market Value at December 31, 2020	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual fund - equities (a)	$153.8	$—	$153.8	$—
Mutual fund - debt (b)	144.6	—	144.6	—
Government debt securities (c)	64.8	—	64.8	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$365.1	$1.9	$363.2	$—

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
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

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
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.
(e)    This category represents a property fund that invests in commercial real estate. The fair value of the fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $7.5 million to the pension plan in each of the years ended December 31, 2020, 2019 and 2018.

We expect to make contributions of $0.2 million to our SERP in 2021 to cover benefit payments. We also expect to make contributions of $9.8 million to our pension plan during 2021.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 101%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.3 million in 2021, which includes $2.0 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2021	$26.4
2022	$26.0
2023	$25.7
2024	$25.3
2025	$24.7
2026 - 2030	$118.1

Note 10 – Shareholder's Deficit

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

As described above, DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2020, DPL did not meet these requirements. As a result, as of December 31, 2020, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2020.

DP&L has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2020. All common shares are held by DP&L’s parent, DPL.

Capital Contributions from AES
In DP&L's six-year ESP 3, the PUCO imposed restrictions on DPL making dividend payments to its parent company, AES, during the term of the ESP, as well as on making tax-sharing payments to AES during the term of the DMR. The PUCO also required that existing tax payments owed by DPL to AES, and similar tax payments that accrue during the term of the DMR, be converted into equity investments in DPL. With the November 21, 2019 order from the PUCO that removed the DMR and the subsequent approval of DP&L's ESP 1 rate plan, these requirements were eliminated. See Note 3 – Regulatory Matters for additional information on changes to DP&L's ESP and the removal of the DMR.

For the year ended December 31, 2020, DPL received $150.0 million in a cash contribution from AES, which DPL then used to make a $150.0 million equity contribution to DP&L. The contribution at DPL represented an equity contribution of $98.0 million and a payment of $52.0 million against its tax receivable. The proceeds from the equity contribution at DP&L will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system.

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

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Guarantees
Previously, DPL entered into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements were entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. With the completion of our plan to exit generation, AES Ohio Generation currently does not require such assurances to third parties, and existing guarantees will expire in June, 2021. During the year ended December 31, 2020, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees. At December 31, 2020, DPL had $1.9 million of such guarantees on behalf of AES Ohio Generation. There were no outstanding balances for commercial transactions covered by these guarantees at December 31, 2020 or December 31, 2019.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2020, DP&L could be responsible for the repayment of 4.9%, or $62.6 million, of a $1,276.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members had filed for bankruptcy protection and the bankruptcy court had approved that member's rejection of the OVEC arrangement and its related obligations. Subsequent to that decision, another entity has assumed that member's ownership interest and all related liabilities.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2020, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$120.8	$86.0	$34.8	$—	$—
Purchase orders and other contractual obligations	$92.5	$87.8	$4.7	$—	$—

Electricity purchase commitments:
DP&L enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2020, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include regulatory liabilities (see Note 3 – Regulatory Matters) or contingencies (see below). See Note 12 – Related Party Transactions for additional information on charges between related parties and amounts due to or from related parties.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2020, cannot be reasonably determined.

Environmental Matters
DPL’s facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following.
•The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions;
•Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to global climate changes;
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

In addition to imposing continuing compliance obligations, environmental laws, rules and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such laws, rules and regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our previously-owned and operated coal-fired generation units. We do not expect these matters to have a material adverse impact on our results of operations, financial condition or cash flows.

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

Long-term Compensation Plan
During 2020, 2019 and 2018, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2020, 2019 and 2018 was $0.1 million, $0.0 million and $0.4 million, respectively, and was included in “Operation and maintenance” on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DPL’s Consolidated Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2020	2019	2018
Transactions with the Service Company
Charges for services provided	$38.8	$33.8	$41.0
Charges to the Service Company	$4.2	$3.6	$4.9
Transactions with other AES affiliates:
Payments for health, welfare and benefit plans	$10.7	$11.2	$7.9
Consulting and other services	$0.8	$0.7	$2.0

Balances with related parties:	At December 31, 2020	At December 31, 2019
Net payable to the Service Company	$(14.8)	$(11.0)
Net receivable from / (payable to) AES and other AES affiliates (a)	$(1.7)	$2.0

(a)The December 31, 2019 net receivable amount includes a $5.1 million receivable balance with AES related to the sale of software previously recorded on AES Ohio Generation during the year ended December 31. 2019. There was no gain or loss recorded on the transaction. These $5.1 million of proceeds on the sale were received in 2020.

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.2 million and $0.2 million at December 31, 2020 and 2019, respectively, is included in Other non-current assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2020 and 2019, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Long-term debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Effective with the approval of DP&L's ESP 3, through November 21, 2019, DPL was restricted from making tax sharing payments to AES throughout the term of the DMR and amounts that would otherwise have been tax sharing liabilities were converted to deemed capital contributions. With the November 21, 2019 order from the PUCO that removed the DMR, this requirement was eliminated. See Note 8 – Income Taxes for more information.

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

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 531,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Station, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and the Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2020
Revenues from external customers	$651.2	$9.3	$—	$660.5
Intersegment revenues	0.9	3.6	(4.5)	—
Total revenues	$652.1	$12.9	$(4.5)	$660.5

Depreciation and amortization	$71.8	$1.5	$—	$73.3
Interest expense	$24.3	$47.0	$—	$71.3
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$58.1	$(70.0)	$—	$(11.9)

Cash capital expenditures	$153.3	$4.0	$—	$157.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2019
Revenues from external customers	$734.3	$9.4	$—	$743.7
Intersegment revenues	1.1	3.2	(4.3)	—
Total revenues	$735.4	$12.6	$(4.3)	$743.7

Depreciation and amortization	$70.8	$1.5	$—	$72.3
Interest expense	$26.0	$56.2	$—	$82.2
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$124.3	$(92.8)	$—	$31.5

Cash capital expenditures	$155.5	$1.0	$—	$156.5

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2018
Revenues from external customers	$737.8	$9.5	$—	$747.3
Intersegment revenues	0.9	2.9	(3.8)	—
Total revenues	$738.7	$12.4	$(3.8)	$747.3

Depreciation and amortization	$74.5	$1.7	$—	$76.2
Interest expense	$27.3	$70.7	$—	$98.0
Loss on early extinguishment of debt	$0.6	$5.9	$—	$6.5
Income / (loss) from continuing operations before income tax	$104.4	$(65.5)	$—	$38.9

Cash capital expenditures	$85.6	$10.5	$—	$96.1

(a)    "Other" includes Cash capital expenditures related to assets of discontinued operations and held-for-sale businesses for the year ended December 31, 2018.

Total Assets	December 31, 2020	December 31, 2019	December 31, 2018
Utility	$2,014.7	$1,883.2	$1,819.6
All Other (a)	21.3	52.6	63.5
DPL Consolidated	$2,036.0	$1,935.8	$1,883.1

(a)    "All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations as of December 31, 2020, 2019 and 2018. "All Other" Total assets as of December 31, 2020 is primarily cash on hand from debt issuances.
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

Wholesale revenue – DP&L's share of the power produced at OVEC is sold to PJM and these revenues are classified as Wholesale revenues.

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

Capacity revenue – DP&L records its share of OVEC capacity revenues as Capacity revenues. The capacity price is set through a competitive auction process established by PJM. Depending on the availability and performance of the OVEC units, there may be additional performance bonuses or penalties, which would be recognized only if it becomes probable that such bonus or penalties will be incurred.

RTO capacity revenues have a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

DPL's revenue from contracts with customers was $645.0 million, $720.6 million and $715.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2020, 2019 and 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$362.3	$—	$—	$362.3
Commercial revenue	114.6	—	—	114.6
Industrial revenue	51.2	—	—	51.2
Governmental revenue	36.6	—	—	36.6
Other (a)	12.7	—	—	12.7
Total retail revenue from contracts with customers	577.4	—	—	577.4
Other retail revenue (b)	9.0	—	—	9.0
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	—	(0.9)	10.1
RTO ancillary revenue	44.0	—	—	44.0
Capacity revenue	4.2	—	—	4.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.3	—	9.3
Miscellaneous revenue	6.5	3.6	(3.6)	6.5
Total revenues	$652.1	$12.9	$(4.5)	$660.5

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$403.5	$—	$—	$403.5
Commercial revenue	130.3	—	—	130.3
Industrial revenue	55.3	—	—	55.3
Governmental revenue	42.4	—	—	42.4
Other (a)	13.8	—	—	13.8
Total retail revenue from contracts with customers	645.3	—	—	645.3
Other retail revenue (b)	22.0	—	—	22.0
Wholesale revenue
Wholesale revenue from contracts with customers	17.2	—	(1.0)	16.2
RTO ancillary revenue	43.5	—	—	43.5
Capacity revenue	6.2	—	—	6.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.4	—	9.4
Miscellaneous revenue	1.2	3.2	(3.3)	1.1
Total revenues	$735.4	$12.6	$(4.3)	$743.7

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2018
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$404.0	$—	$—	$404.0
Commercial revenue	118.9	—	—	118.9
Industrial revenue	48.9	—	—	48.9
Governmental revenue	40.8	—	(1.0)	39.8
Other (a)	13.2	—	—	13.2
Total retail revenue from contracts with customers	625.8	—	(1.0)	624.8
Other retail revenue (b)	32.1	—	—	32.1
Wholesale revenue
Wholesale revenue from contracts with customers	29.9	—	—	29.9
RTO ancillary revenue	43.1	—	—	43.1
Capacity revenue	7.8	0.1	—	7.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.5	—	9.5
Miscellaneous revenue	—	2.8	(2.8)	—
Total revenues	$738.7	$12.4	$(3.8)	$747.3

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

The balances of receivables from contracts with customers were     $70.1 million and $65.1 million as of December 31, 2020 and 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 15 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. As a result, DPL recognized a gain on the transfer of $4.5 million for the year ended December 31, 2020. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $1.8 million has been paid through December 31, 2020. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

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

DPL determined that the transfers of Conesville, Stuart and Killen along with the sales of the Peaker Assets in 2018 and Miami Fort and Zimmer in 2017 constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations, assets and liabilities of this group of components were reported as such in the Consolidated Statements of Operations and Consolidated Balance Sheets for all periods presented.

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

(a)Deferred income taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Years ended December 31,
$ in millions	2020	2019	2018
Revenues	$24.2	$70.9	$187.3
Operating costs and other expenses	(24.8)	(19.8)	(121.0)
Fixed-asset impairment	—	(3.5)	(2.8)
Income / (loss) from discontinued operations	(0.6)	47.6	63.5
Gain / (loss) from disposal of discontinued operations	6.1	20.1	(1.6)
Income tax expense from discontinued operations	0.1	14.1	28.5
Net income from discontinued operations	$5.4	$53.6	$33.4

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $3.2 million, $21.3 million and $35.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash flows from investing activities for discontinued operations were $4.9 million, $(51.0) million and $233.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Joint Owners' Agreement for Stuart and Killen
Pursuant to the Joint Owners' Agreements for Stuart and Killen entered into in December 2019, existing assets and liabilities between the joint owners were settled and resulted in a credit to DPL's operating costs and other expenses of $19.4 million for the year ended December 31, 2019 in the table above.

AROs of Discontinued Operations
Prior to the transfer of the retired Stuart and Killen generating facilities, the facilities carried ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019 and the fourth quarter of 2018, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $22.5 million and $27.6 million, respectively, based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen was included in the 2019 sale described above. As these plants were no longer in service, the reductions to the ARO liability were recorded as credits to depreciation and amortization expense in the same amounts. The credits to depreciation and amortization expense are included in operating costs and other expenses of discontinued operations for the years ended December 31, 2019 and 2018 in the table above.

Note 16 – Dispositions

Hutchings Coal Station – On December 3, 2020, DP&L transferred its interests in the retired Hutchings Coal Station to a third party, including its obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $4.7 million and made cash expenditures of $7.0 million, inclusive of cash expenditures for the transfer charges. DPL agreed to pay an additional $2.3 million by December 1, 2021 for the transfer. The Hutchings Coal Station was retired in 2013, and, as such, the income / (loss) from continuing operations before income tax related to the Hutchings Coal Station was immaterial for the years ended December 31, 2020, 2019 and 2018, excluding the loss on transfer noted above. Prior to the transfer, the Hutchings Coal Station was included in the Utility segment.

Beckjord Station – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Station agreed to transfer their interests in the retired Station to a third party, including their obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Station was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Station was immaterial for the year ended December 31, 2018, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Station was included in the Utility segment.

Note 17 – Risks & Uncertainties

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

As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March 2020 and continued for the duration of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold compared to the weather-normalized volumes for the same periods in 2019:

	For the three month periods ended				For the year ended
Customer class	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Commercial	(3.2)%	(11.0)%	(2.3)%	(5.0)%	(5.3)%
Industrial	(1.5)%	(19.9)%	0.9%	1.1%	(5.0)%
Residential	0.3%	8.5%	11.0%	(0.9)%	4.2%

As noted above, we also have incurred, and expect to continue to incur, expenses relating to COVID-19; however, see Note 3 – Regulatory Matters for a discussion of regulatory measures, which partially mitigate the impact of these expenses. The ultimate magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of The Dayton Power & Light Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive income, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Accounting

Description of the Matter
As described in Note 3 to the financial statements, the Company applies the provisions of FASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous over-collections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s financial statements.

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the regulatory assets and liabilities and related disclosures.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
February 24, 2021

THE DAYTON POWER AND LIGHT COMPANY
Statements of Operations
	Years ended December 31,
$ in millions	2020	2019	2018
Revenues	$652.1	$735.4	$738.7

Operating costs and expenses
Net fuel costs	1.6	2.5	2.4
Net purchased power cost	229.4	250.6	301.3
Operation and maintenance	181.9	183.0	139.7
Depreciation and amortization	71.8	70.8	74.5
Taxes other than income taxes	79.1	77.7	73.1
Loss on asset disposal	0.1	0.1	0.2
Loss on disposal of business (Note 15)	4.7	—	12.4
Total operating costs and expenses	568.6	584.7	603.6

Operating income	83.5	150.7	135.1

Other income / (expense), net
Interest expense	(24.3)	(26.0)	(27.3)
Loss on early extinguishment of debt	—	—	(0.6)
Other expense	(1.1)	(0.4)	(2.8)
Other expense, net	(25.4)	(26.4)	(30.7)

Income before income tax	58.1	124.3	104.4

Income tax expense / (benefit)	7.0	(0.6)	17.7

Net income	$51.1	$124.9	$86.7

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2020	2019	2018
Net income	$51.1	$124.9	$86.7
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $(0.2), $0.3 and $0.1 for each respective period	(0.2)	(0.8)	(0.1)
Reclassification to earnings, net of income tax expense of $0.8, $0.0 and $0.4 for each respective period	0.6	(0.2)	(0.7)
Net change in fair value of derivatives	0.4	(1.0)	(0.8)
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0 and $0.6 for each respective period	—	—	(2.2)
Net gain / (loss) for the period, net of income tax benefit / (expense) of $2.6, $0.6 and $(0.4) for each respective period	(8.7)	(3.6)	1.7
Reclassification to earnings, net of income tax benefit of $(0.9), $(0.5) and $(1.0) for each respective period	3.1	3.0	3.3
Net change in unfunded pension and postretirement obligations	(5.6)	(0.6)	2.8

Other comprehensive income / (loss)	(5.2)	(1.6)	2.0

Net comprehensive income	$45.9	$123.3	$88.7

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Balance Sheets
$ in millions	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11.7	$10.8
Restricted cash	0.1	10.5
Accounts receivable, net of allowance for credit losses of $2.8 and $0.4, respectively (Note 2)	70.2	70.9
Inventories	8.8	10.4
Taxes applicable to subsequent years	77.6	77.4
Regulatory assets, current (Note 3)	27.5	19.7
Taxes receivable	32.5	35.7
Prepayments and other current assets	6.4	10.8
Total current assets	234.8	246.2

Property, plant and equipment:
Property, plant & equipment	2,437.3	2,333.6
Less: Accumulated depreciation and amortization	(1,032.1)	(1,012.7)
	1,405.2	1,320.9
Construction work in process	138.8	104.5
Total net property, plant & equipment	1,544.0	1,425.4
Other non-current assets:
Regulatory assets, non-current (Note 3)	193.6	173.8
Intangible assets, net of amortization	18.3	18.2
Other non-current assets	24.0	19.6
Total other non-current assets	235.9	211.6
Total assets	$2,014.7	$1,883.2

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 7)	$20.2	$179.8
Accounts payable	85.5	74.4
Accrued taxes	82.7	79.4
Accrued interest	2.6	1.4
Customer deposits	19.1	20.6
Regulatory liabilities, current (Note 3)	18.0	27.9
Accrued and other current liabilities	25.0	16.3
Total current liabilities	253.1	399.8

Non-current liabilities:
Long-term debt (Note 7)	573.9	434.6
Deferred income taxes (Note 8)	172.1	158.1
Taxes payable	80.3	82.3
Regulatory liabilities, non-current (Note 3)	218.3	243.6
Accrued pension and other post-retirement benefits (Note 9)	93.9	79.9
Other non-current liabilities	6.4	11.5
Total non-current liabilities	1,144.9	1,010.0

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	714.4	617.0
Accumulated other comprehensive loss	(42.1)	(36.9)
Accumulated deficit	(56.0)	(107.1)
Total common shareholder's equity	616.7	473.4

Total liabilities and shareholder's equity	$2,014.7	$1,883.2

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Cash Flows
	Years ended December 31,
$ in millions	2020	2019	2018
Cash flows from operating activities:
Net income	$51.1	$124.9	$86.7
Adjustments to reconcile Net income to Net cash from operating activities
Depreciation and amortization	71.8	70.8	74.5
Amortization of deferred financing costs	3.7	3.7	3.1
Deferred income taxes	3.4	(9.7)	16.3
Loss on disposal of business	4.7	—	12.4
Changes in certain assets and liabilities:
Accounts receivable, net	0.7	19.6	13.5
Inventories	1.4	(2.8)	(0.3)
Taxes applicable to subsequent years	(0.2)	(5.0)	(1.3)
Deferred regulatory costs, net	(34.0)	(2.2)	(9.2)
Accounts payable	(4.0)	12.9	3.8
Accrued taxes payable / receivable	4.5	(7.2)	(12.7)
Accrued interest	1.3	0.9	(0.4)
Accrued pension and other post-retirement benefits	(11.8)	(8.8)	(2.4)
Other	(1.6)	2.8	11.8
Net cash provided by operating activities	91.0	199.9	195.8
Cash flows from investing activities:
Capital expenditures	(153.3)	(155.5)	(85.6)
Cost of removal payments	(25.5)	(11.6)	(7.5)
Payments on disposal and sale of business interests	(7.0)	—	(14.5)
Proceeds from sale of property	—	—	10.6
Insurance proceeds	—	—	0.4
Other investing activities, net	(0.7)	(3.5)	(0.3)
Net cash used in investing activities	(186.5)	(170.6)	(96.9)
Cash flows from financing activities
Dividends and returns of capital paid to parent	(42.7)	(95.0)	(43.8)
Equity contribution from parent	150.0	—	80.0
Retirement of long-term debt	(140.0)	(436.1)	(64.5)
Issuance of long-term debt	140.0	422.3	—
Payments of deferred financing costs	(1.2)	(5.2)	—
Borrowings from revolving credit facilities	95.0	60.0	30.0
Repayment of borrowings from revolving credit facilities	(115.0)	(20.0)	(40.0)
Other financing activities, net	(0.1)	(0.2)	—
Net cash provided by / (used in) financing activities	86.0	(74.2)	(38.3)
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	(9.5)	(44.9)	60.6
Balance at beginning of year	21.3	66.2	5.6
Cash, cash equivalents and restricted cash at end of year	$11.8	$21.3	$66.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19.3	$20.3	$22.9
Income taxes paid, net	$0.1	$24.3	$13.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$31.6	$16.5	$10.8
Distribution of generation assets to subsidiary of parent	$—	$—	$(10.0)

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Shareholder's Equity
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Year ended December 31, 2018
Beginning balance	41,172,173	$0.4	$685.8	$(36.2)	$(319.3)	$330.7
Net comprehensive income				2.0	86.7	88.7
Common stock dividends and returns of capital			(43.8)			(43.8)
Transfer of generation assets to subsidiary of parent (b)			(10.0)			(10.0)
Equity contribution from parent			80.0			80.0
Other (c)			(0.2)	(1.1)	1.0	(0.3)
Ending balance	41,172,173	0.4	711.8	(35.3)	(231.6)	445.3
Year ended December 31, 2019
Net comprehensive income				(1.6)	124.9	123.3
Common stock dividends and returns of capital			(95.0)			(95.0)
Other			0.2		(0.4)	(0.2)
Ending balance	41,172,173	0.4	617.0	(36.9)	(107.1)	473.4
Year ended December 31, 2020
Net comprehensive income				(5.2)	51.1	45.9
Common stock dividends and returns of capital			(52.7)			(52.7)
Equity contribution from parent			150.0			150.0
Other			0.1		—	0.1
Ending balance	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7

(a)$0.01 par value, 50,000,000 shares authorized.
(b)In 2018, DP&L transferred additional deferred taxes to AES Ohio Generation under the provisions of SAB 118 through an equity transaction with DPL. See Note 8 – Income Taxes for additional information.
(c)ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments.

See Notes to Financial Statements.

The Dayton Power and Light Company
Notes to Financial Statements
For the years ended December 31, 2020, 2019 and 2018

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 531,000 customers located in West Central Ohio. DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L sources all of the generation for its SSO customers through a competitive bid process. DP&L owned interests in the retired power stations of Beckjord and Hutchings until their transfers in 2018 and 2020, respectively, and currently owns numerous transmission facilities. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. DP&L has only one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s retired Beckjord and Hutchings Coal Stations, which were sold in 2018 and 2020, respectively.

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

DP&L employed 631 people (512 full-time) at January 31, 2021. Approximately 58% of all employees are under a collective bargaining agreement that expires on October 31, 2023.

Financial Statement Presentation
DP&L does not have any subsidiaries.

Through June 2018, DP&L had undivided ownership interests in numerous jointly-owned transmission facilities. These undivided interests in jointly-owned facilities were accounted for on a pro rata basis in the Financial Statements. In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. See Note 4 – Property, Plant and Equipment for more information.

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

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The nature of the restriction includes an agreement related to cash collected under the DMR, which was restricted to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.

The following table summarizes cash, cash equivalents and restricted cash amounts reported on the Balance Sheets that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

	December 31,
$ in millions	2020	2019
Cash and cash equivalents	$11.7	$10.8
Restricted cash	0.1	10.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$11.8	$21.3

Allowance for Credit Losses
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

Property, Plant and Equipment
New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $3.0 million, $3.2 million and $0.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $1,544.0 million and $1,425.4 million as of

December 31, 2020 and 2019, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DP&L’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 2.8% in 2020, 2.9% in 2019 and 3.0% in 2018. Depreciation expense was $68.6 million, $66.5 million and $68.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Software is amortized over seven years. Amortization expense was $3.2 million, $4.3 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated amortization expense of this internal-use software over the next five years is $10.2 million ($2.9 million in 2021, $2.1 million in 2022, $1.9 million in 2023, $1.7 million in 2024 and $1.6 million in 2025).

Implementation Costs Related to Software as a Service
DP&L has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $4.1 million and these are recorded within Other Non-current Assets on the accompanying Balance Sheets as of December 31, 2020.

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

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees or former employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other non-current assets on the Balance Sheets. See Note 5 – Fair Value for additional information.

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income / (loss), a component of shareholder’s equity. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. DP&L is responsible for claims costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. DP&L has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $3.5 million and $3.3 million at December 31, 2020 and 2019, respectively, within Accrued and other current liabilities and Other non-current liabilities on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DP&L are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts for the years ended December 31, 2020, 2019 and 2018, were $48.1 million, $50.1 million and $51.7 million, respectively.

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Pension and Postretirement Benefits
We recognize in our Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, that would otherwise be recognized in AOCL, recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCL. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

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

Adoption of FASC Topic 326, "Financial Instruments - Credit Losses"
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

We applied the modified retrospective method of adoption for ASC 326. Under this transition method, we applied the transition provisions starting at the date of adoption. The CECL model primarily impacts the calculation of our expected credit losses in gross customer trade accounts receivable. The adoption of ASC 326 and the application of CECL on our trade accounts receivable did not have a material impact on our Financial Statements.

New accounting pronouncements issued but not yet effective - The following table provides a brief description of recent accounting pronouncements that could have a material impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our financial statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Issued but Not Yet Effective
2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at December 31, 2020 and 2019:

	December 31,
$ in millions	2020	2019
Accounts receivable, net
Customer receivables	$47.6	$45.0
Unbilled revenue	21.6	19.4
Amounts due from affiliates	1.9	3.9
Due from PJM transmission enhancement settlement (a)	1.7	1.8
Other	0.2	1.2
Allowance for credit losses	(2.8)	(0.4)
Total accounts receivable, net	$70.2	$70.9

(a)    See Note 3 – Regulatory Matters for more information.

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the year ended December 31, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2020
Allowance for credit losses	$0.4	$3.0	$(2.3)	$1.7	$2.8

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of December 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses have increased during 2020. See Note 15 – Risks & Uncertainties for additional discussion of the COVID-19 pandemic. However, as discussed in Note 3 – Regulatory Matters, DP&L’s uncollectible expense is deferred for future collection.

Accumulated Other Comprehensive Loss
The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the years ended December 31, 2020, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Statements of Operations	Years ended December 31,
$ in millions		2020	2019	2018
Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.2)	(0.2)	(1.1)
	Income tax expense	0.8	—	0.4
	Net of income taxes	0.6	(0.2)	(0.7)

Amortization of defined benefit pension items (Note 9):
	Other expense	4.0	3.5	4.3
	Income tax benefit	(0.9)	(0.5)	(1.0)
	Net of income taxes	3.1	3.0	3.3

Total reclassifications for the period, net of income taxes		$3.7	$2.8	$2.6

The changes in the components of Accumulated Other Comprehensive Income Loss during the years ended December 31, 2020 and 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2019	$0.6	$(35.9)	$(35.3)

Other comprehensive loss before reclassifications	(0.8)	(3.6)	(4.4)
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.2)	3.0	2.8
Net current period other comprehensive loss	(1.0)	(0.6)	(1.6)

Balance at December 31, 2019	(0.4)	(36.5)	(36.9)

Other comprehensive loss before reclassifications	(0.2)	(8.7)	(8.9)
Amounts reclassified from accumulated other comprehensive loss to earnings	0.6	3.1	3.7
Net current period other comprehensive income / (loss)	0.4	(5.6)	(5.2)

Balance at December 31, 2020	$—	$(42.1)	$(42.1)

Note 3 – Regulatory Matters

DP&L ESP and SEET Proceedings
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying the ESP 3 Stipulation by, among other matters, removing the DMR, which reduced DPL’s annual revenues by $105.0 million beginning November 29, 2019. As a result, DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to rates based on its ESP 1. On December 18, 2019, the PUCO approved DP&L’s Notice of Withdrawal and reversion to its ESP 1 rate plan. Among other items, the PUCO Order approving the ESP 1 rate plan includes:

•Reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million;
•Continuation of DP&L’s Transmission Cost Recovery Rider, Storm Rider and the bypassable standard offer energy rate for DP&L’s customers based on competitive bid auctions;
•A placeholder rider to recover grid modernization costs, called the Infrastructure Investment Rider; and
•A requirement to conduct both an ESP v. MRO Test and a prospective SEET no later than April 1, 2020.

Separate from the ESP process, DP&L filed a petition seeking recovery of ongoing OVEC costs through a Legacy Generation Rider and was granted approval effective January 1, 2020.

DP&L filed its ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET whereby it must demonstrate its return on equity is not significantly excessive.

On October 23, 2020, DP&L entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of DP&L and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing was conducted January 11 - 15, 2021 for consideration of this settlement. The settlement would provide, among other items, for the following:

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

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate DP&L’s RSC from the ESP 1 rates that are currently in place and others seek to re-implement ESP 3, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than DP&L's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows. The parties signing the above-referenced Settlement have agreed to withdraw their respective petitions if the Settlement is approved by the PUCO without material modification.

Decoupling
On January 23, 2021 DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required DP&L to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. DP&L filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. As a result, DP&L has recorded a $1.2 million regulatory asset as of December 31, 2020. Recovery of these deferrals will be addressed in a future rate proceeding.

Distribution Rate Order
On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement for DP&L's electric service base distribution rates of $248.0 million.

Distribution Rate Case
On November 30, 2020, DP&L filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense.

Regulatory Impact of Tax Reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L filed an application at the PUCO to refund eligible excess accumulated deferred income taxes (ADIT) and any related regulatory liability over a 10-year period with a minimum reversal of $4.0 million per year over the first five years. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations. DP&L’s rates were set using the new tax rate as a result of the distribution rate case. Consistent with the DRO requirement, DP&L filed an application on March 1, 2019 and subsequently entered into a stipulation to resolve all remaining TCJA items related to its distribution rates. That stipulation was approved by the PUCO on September 26, 2019. In accordance with terms of that stipulation, DP&L will return a total of $65.1 million ($83.2 million when including taxes associated with the refunds). In connection with this stipulation, we reduced our long-term regulatory liability related to deferred income taxes by $23.4 million in 2019. See Note 8 – Income Taxes for additional information.

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

On March 3, 2020, DP&L filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. This filing was approved and made effective as of May 3, 2020, subject to possible refunds if the approved rates were modified. An uncontested settlement was filed December 10, 2020, which if approved, would be a reduction from the proposed rate which would require refunds for transmission services provided and billed after May 3, 2020. This settlement provides for an increase of approximately $7.0 million on an annualized basis from the rates in effect prior to the March 3, 2020 filing that was allowed to go into effect May 3, 2020. Among other things, the settlement establishes new depreciation rates for DP&L’s transmission assets and an authorized return on equity of 9.85%, which would rise to 9.99% if the FERC were to approve in a separate ongoing proceeding a return on equity “adder” to recognize DP&L’s continued membership in PJM. The settlement is pending FERC approval which is expected early in the first quarter of 2021. The NOPR, therefore, was addressed and resolved as part of this formula transmission rate proceeding .

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L estimates the prior overcharge by PJM to be $40.8 million, of which approximately $32.1 million has been repaid to DP&L through December 31, 2020 and $1.7 million is classified as current in "Accounts receivable, net" and $7.0 million is classified as non-current in "Other non-current assets" on the accompanying Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in DP&L’s non-bypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $221.1 million and $193.5 million at December 31, 2020 and 2019, respectively, and total regulatory liabilities of $236.3 million and $271.5 million at December 31, 2020 and 2019, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DP&L’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2020	2019
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2021	$26.8	$19.1
Rate case expenses being recovered in base rates	B	2021	0.7	0.6
Total regulatory assets, current			27.5	19.7

Regulatory assets, non-current:
Pension benefits	B	Ongoing	94.4	83.9
Unrecovered OVEC charges	C	Undetermined	28.9	29.1
Regulatory compliance costs	B	Undetermined	6.3	6.3
Smart grid and AMI costs	B	Undetermined	8.5	8.5
Unamortized loss on reacquired debt	B	Various	7.1	10.0
Deferred storm costs	A	Undetermined	11.5	5.1
Deferred vegetation management and other	A/B	Undetermined	15.7	12.7
Decoupling deferral	C	Undetermined	13.8	13.8
Uncollectible deferral	C	Undetermined	7.4	4.4
Total regulatory assets, non-current			193.6	173.8

Total regulatory assets			$221.1	$193.5

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2021	$18.0	$27.9
Total regulatory liabilities, current			18.0	27.9

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	138.8	143.6
Deferred income taxes payable through rates		Various	61.2	73.6
TCJA regulatory liability	B	Ongoing	7.2	12.9
PJM transmission enhancement settlement	A	2025	7.0	8.9
Postretirement benefits	B	Ongoing	4.1	4.6
Total regulatory liabilities, non-current			218.3	243.6

Total regulatory liabilities			$236.3	$271.5

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. These costs include: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Legacy Generation Resource Rider, (iv) the Economic Development Rider and the (v) Transmission Cost Recovery Rider. Also included are the current portion of deferred fuel costs and rate case expense costs which do not earn a return and are described in greater detail below. Current regulatory liabilities include the overcollection of competitive bidding energy and auction costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement and the TCJA regulatory liability (see above).

DP&L is earning a return on $16.3 million of this net current deferral including: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Legacy Generation Resource Rider, (iv) the Economic Development Rider and (v) the Transmission Cost Recovery Rider. These regulatory assets are partially offset by the overcollection of competitive bidding energy and auction costs.

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

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through DP&L’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. DP&L expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through DP&L’s reconciliation rider which was authorized as part of the ESP 3. Beginning January 1, 2020, DP&L began recovering its current net OVEC costs through its Legacy Generation Rider, established pursuant to ORC 4928.148.

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs were being recovered over a three-year period that began November 1, 2017 through a rider approved in the ESP 3. That rider was eliminated with the approval of the ESP 1 rate plan, so the balance as of December 18, 2019 remains a regulatory asset for future recovery.

Rate case expenses represents costs associated with preparing distribution rate cases. DP&L was granted recovery of these costs for the 2015 case which do not earn a return, as part of the DRO. Recovery of costs for the 2020 case were included in the pending filing.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. In a PUCO order on January 5, 2011, the PUCO indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. These costs are included in the October 23, 2020 settlement described above.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2018, 2019 and 2020. DP&L plans to file petitions seeking recovery of each calendar year of storm costs in the following calendar year. DP&L plans to file petitions seeking recovery of cash calendar year's storm costs in the following calendar year. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. These costs are included in DP&L's pending distribution rate case application.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, DP&L withdrew its application in the ESP 3 and in doing so, the

PUCO ordered on December 18, 2019 in the ESP 1 order, that DP&L no longer has a Decoupling Rider. As described above, DP&L filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider.

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenues associated with the bypassable uncollectible portion of the standard offer rate. The DRO established that these costs would be recovered in a rider outside of base rates, thus no uncollectible expense is included in base rates. These costs are included in our pending distribution rate case.

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

PJM Transmission Enhancement Settlement liability represents the Transmission Enhancement Settlement charges for which DP&L is due a refund per FERC Order EL05-121-009 issued on May 31, 2018. The Order states that customers are due a refund for part of these charges which will be received starting August 2018 through 2025. Refunds received will be returned to customers via the transmission cost rider.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DP&L’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$425.5	2.1%	$391.7	2.3%
Distribution	1,917.0	3.1%	1,851.2	3.0%
General	29.7	3.6%	30.0	4.9%
Non-depreciable	65.1	N/A	60.7	N/A

Total property, plant and equipment in service	$2,437.3	2.8%	$2,333.6	2.9%

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-

owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million and no gain or loss was recorded on the transaction.

AROs
We recognize AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. The DP&L AROs were for our retired Hutchings Coal Station and related primarily to asbestos removal. These AROs were settled with the sale of the Hutchings Coal Station in December 2020.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Previously, management routinely updated these estimates as additional information became available.

Changes in the Liability for Generation AROs

	2020	2019
Balance at beginning of year	$4.7	$4.7
Settlements (a)	(4.7)	—
Balance at end of year	$—	$4.7

(a)    Primarily includes settlement related to transfer of the Hutchings Coal Station. See Note 14 – Dispositions for additional information.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $138.8 million and $143.6 million in estimated costs of removal at December 31, 2020 and 2019, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Regulatory Liability for Transmission and Distribution Asset Removal Costs

	2020	2019
Balance at beginning of year	$143.6	$139.1
Additions	15.6	14.8
Settlements	(20.4)	(10.3)
Balance at end of year	$138.8	$143.6

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2020 and 2019. See also Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.1	4.5	2.3	4.2
Debt securities	4.0	4.1	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total assets	$6.4	$8.9	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.1	$656.0	$574.4	$600.5

Fair Value Hierarchy
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are then categorized as:
•Level 1 (quoted prices in active markets for identical assets or liabilities);
•Level 2 (observable inputs such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active); or
•Level 3 (unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability).

Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. We include our own credit risk and our counterparty’s credit risk in our calculation of fair value using global average default rates based on an annual study conducted by a large rating agency.

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

Debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as debt is presented at the carrying value, net of unamortized premium or discount, in the financial statements. The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2040 to 2061.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. December 31, 2020, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the consolidated balance sheets and classified as equity securities. Gains and losses on these assets were not material during the years ended December 31, 2020, 2019 or 2018.

The fair value of assets and liabilities at December 31, 2020 and 2019 and the respective category within the fair value hierarchy for DP&L was determined as follows:

$ in millions	Fair Value at December 31, 2020 (a)				Fair Value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	4.5	—	4.5	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master trust assets	0.3	8.6	—	8.9	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total derivative assets	—	—	—	—	—	0.1	—	0.1

Total assets	$0.3	$8.6	$—	$8.9	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$638.6	$17.4	$656.0	$—	$583.0	$17.5	$600.5

Total liabilities	$—	$638.6	$17.4	$656.0	$—	$583.0	$17.5	$600.5

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

DP&L's interest rate swaps were designated as a cash flow hedge and had a combined notional amount of $140.0 million as of December 31, 2019. These swaps settled during 2020 when the related debt was repaid.

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

We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCL and into earnings in those periods in which hedged interest payments occur.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2020	2019	2018
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge	Interest Rate Hedge
Beginning accumulated derivative gain / (loss) in AOCL	$(0.4)	$0.6	$1.4

Net gains associated with current period hedging transactions	(0.2)	(0.8)	(0.1)
Net gains reclassified to earnings:
Interest expense	0.6	(0.2)	(0.7)
Ending accumulated derivative gain / (loss) in AOCL	$—	$(0.4)	$0.6

When applicable, DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2020 and 2019, DP&L did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of DP&L’s interest rate swaps.

			December 31,
$ in millions	Hedging Designation	Balance sheet classification	2020	2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1

Note 7 – Long-term debt

Long-term debt is as follows:

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2020	December 31, 2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.2%	2040	140.0	—
Tax-exempt First Mortgage Bonds - rates from: 1.16% - 2.47% (a) and 2.4% - 3.07% (b)		2020	—	140.0
U.S. Government note	4.2%	2061	17.4	17.5
Unamortized deferred financing costs			(5.7)	(5.4)
Unamortized debt discount			(2.6)	(2.7)
Total long-term debt			574.1	574.4
Less: current portion			(0.2)	(139.8)
Long-term debt, net of current portion			$573.9	$434.6

(a)    Range of interest rates for the year ended December 31, 2020.
(b)    Range of interest rates for the year ended December 31, 2019.

At December 31, 2020, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2021	$0.2
2022	0.2
2023	0.2
2024	0.2
2025	0.2
Thereafter	581.4
582.4
Unamortized discounts and premiums, net	(2.6)
Deferred financing costs, net	(5.7)
Total long-term debt	$574.1

Revolving Credit Facility
At December 31, 2020 and December 31, 2019, the DP&L revolving credit facility had outstanding borrowings of $20.0 million and $40.0 million, respectively.

Significant Transactions
On July 31, 2020, DP&L issued $140.0 million of First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.

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

Debt Covenants and Restrictions
DP&L's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of DP&L's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was in compliance as of December 31, 2020.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2020, DP&L was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

DP&L’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2020	2019	2018
Components of tax expense / (benefit)
Federal - current	$3.5	$8.6	$1.4
State and Local - current	0.1	0.6	—
Total current	3.6	9.2	1.4

Federal - deferred	2.4	(10.9)	15.5
State and local - deferred	1.0	1.1	0.8
Total deferred	3.4	(9.8)	16.3
Tax expense / (benefit)	$7.0	$(0.6)	$17.7

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DP&L's effective tax rate, as a percentage of income before taxes for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	1.5%	1.3%	0.6%
AFUDC - Equity	2.6%	(0.1)%	(0.1)%
Amortization of investment tax credits	(0.5)%	(0.2)%	(0.3)%
Depreciation of flow-through differences	(10.6)%	(22.6)%	(4.0)%
Change in tax reserves	(6.1)%	—%	—%
Other - net	4.1%	0.1%	(0.2)%
Effective tax rate	12.0%	(0.5)%	17.0%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2020	2019
Net non-current assets / (liabilities)
Depreciation / property basis	$(161.7)	$(141.5)
Income taxes recoverable	14.4	17.1
Regulatory assets	(21.7)	(25.6)
Investment tax credit	0.5	0.5
Compensation and employee benefits	(0.1)	3.1
Other	(3.5)	(11.7)
Net non-current liabilities	$(172.1)	$(158.1)

U.S. Tax Reform
On December 22, 2017, the U.S. enacted the TCJA. The TCJA significantly changed U.S. corporate income tax law.

We completed our calculation of the impact of the TCJA in our income tax provision for the year ended December 31, 2018 in accordance with our understanding of the TCJA and guidance available as of the date of this filing. As a result of this remeasurement, certain deferred tax assets and liabilities related to regulated utility property of $17.0 million at December 31, 2018 were recorded as regulatory liabilities and were non-cash adjustments. These amounts result from the remeasurement of certain deferred tax assets and liabilities as the rates changed from 35% to 21%.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2020	2019	2018
Tax expense / (benefit)	$(2.3)	$(0.4)	$(0.3)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits was $1.4 million at December 31, 2020 and $4.8 million at December 31, 2019. There was a decrease of $3.4 million in 2020 due to statute of limitation lapses.

Of the December 31, 2020 balance of unrecognized tax benefits, $1.4 million is due to uncertainty in the timing of deductibility. The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2020 is estimated to be $0.0 million.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and tax expense / (benefit) recorded were not material for each period presented.

DP&L is no longer subject to U.S. income tax examinations for tax years through 2017, but is open for all subsequent periods.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,600 for 2020 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.2 million, $3.1 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCL. We have historically recorded these costs on the accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million and $9.6 million at December 31, 2020 and 2019, respectively, were not material to the financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plans' obligations and assets recorded on the Balance Sheets at December 31, 2020 and 2019. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.4 million, $1.4 million and $1.8 million of costs billed to the Service Company for the years ended December 31, 2020, 2019 and 2018, respectively, or $1.4 million, $1.5 million and $3.3 million of costs billed to AES Ohio Generation for the years ended December 31, 2020, 2019 and 2018, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2020	2019
Benefit obligation at January 1	$421.5	$386.5
Service cost	3.7	3.7
Interest cost	11.8	14.9
Actuarial loss	52.7	42.1
Benefits paid	(40.2)	(25.7)
Benefit obligation at December 31	449.5	421.5

Change in plan assets
Fair value of plan assets at January 1	352.0	312.9
Actual return on plan assets	45.6	57.0
Employer contributions	7.7	7.8
Benefits paid	(40.2)	(25.7)
Fair value of plan assets at December 31	365.1	352.0

Unfunded status of plan	$(84.4)	$(69.5)

	December 31,
Amounts recognized in the Balance sheets	2020	2019
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(84.2)	(69.3)
Net liability at end of year	$(84.4)	$(69.5)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$7.3	$8.6
Net actuarial loss	152.6	135.5
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$159.9	$144.1
Recorded as:
Regulatory asset	$92.7	$83.7
Accumulated other comprehensive income	67.2	60.4
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$159.9	$144.1

The accumulated benefit obligation for our defined benefit pension plans was $436.4 million and $414.1 million at December 31, 2020 and 2019, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2020	2019	2018
Service cost	$3.7	$3.7	$6.1
Interest cost	11.8	14.9	13.8
Expected return on assets	(18.6)	(20.1)	(21.2)
Amortization of unrecognized:
Actuarial loss	8.7	7.0	9.4
Prior service cost	1.3	1.8	1.4
Net periodic benefit cost	$6.9	$7.3	$9.5

Rates relevant to each year's expense calculations
Discount rate	3.33%	4.35%	3.66%
Expected return on plan assets	5.60%	6.25%	6.25%

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2020	2019	2018
Net actuarial loss	$25.8	$5.3	$3.4
Prior service cost	—	—	—
Reversal of amortization item:
Net actuarial loss	(8.7)	(7.0)	(9.4)
Prior service cost	(1.3)	(1.8)	(1.4)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$15.8	$(3.5)	$(7.4)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$22.7	$3.8	$2.1

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $52.7 million increased the benefit obligation for the year ended December 31, 2020 and an actuarial loss of $42.1 million increased the benefit obligation for the year ended December 31, 2019. The actuarial loss in 2020 and 2019 was primarily due to a decrease in the discount rate.

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

At December 31, 2020, we are decreasing our long-term rate of return assumption to 4.55% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2020, we have decreased our assumed discount rate to 2.44% from 3.33% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2021 pension expense of approximately $3.3 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2021 pension expense of approximately $3.3 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.4 million to 2021 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.5 million to 2021 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2020. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2020, 2019 and 2018 were:

Benefit Obligation Assumptions	Pension
	2020	2019	2018
Discount rate for obligations	2.44%	3.33%	4.35%
Rate of compensation increases	3.21%	3.94%	3.94%

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

All plan assets at December 31, 2020 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation for 2020:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category (a)		2020	2019
Equity Securities	41%	42%	40%
Debt Securities	59%	57%	58%
Cash and Cash Equivalents	—%	1%	1%
Real Estate	—%	—%	1%

The fair values of our pension plan assets at December 31, 2020 by asset category are as follows:

$ in millions	Market Value at December 31, 2020	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual fund - equities (a)	$153.8	$—	$153.8	$—
Mutual fund - debt (b)	144.6	—	144.6	—
Government debt securities (c)	64.8	—	64.8	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$365.1	$1.9	$363.2	$—

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
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

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
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.
(e)    This category represents a property fund that invests in commercial real estate. The fair value of the fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $7.5 million to the pension plan in each of the years ended December 31, 2020, 2019 and 2018.

We expect to make contributions of $0.2 million to our SERP in 2021 to cover benefit payments. We also expect to make contributions of $9.8 million to our pension plan during 2021.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 101%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.3 million in 2021, which includes $2.0 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2021	$26.4
2022	$26.0
2023	$25.7
2024	$25.3
2025	$24.7
2026 - 2030	$118.1

Note 10 – Shareholder's Equity

Common Stock
DP&L has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2020. All common shares are held by DP&L’s parent, DPL.

Capital Contribution and Returns of Capital
In 2020, DPL made a capital contribution of $150.0 million to DP&L. The proceeds will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system. Additionally, DP&L declared return of capital payments of $52.7 million to DPL, of which $42.7 million was paid during the year.

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

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2020, DP&L could be responsible for the repayment of 4.9%, or $62.6 million, of a $1,276.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members had filed for bankruptcy protection and the bankruptcy court had approved that member's rejection of the OVEC arrangement and its related obligations. Subsequent to that decision, another entity has assumed that member's ownership interest and all related liabilities.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2020, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$120.8	$86.0	$34.8	$—	$—
Purchase orders and other contractual obligations	$90.3	$85.6	$4.7	$—	$—

Electricity purchase commitments:
DP&L enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2020, DP&L had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include regulatory liabilities (see Note 3 – Regulatory Matters) or contingencies (see below). See Note 12 – Related Party Transactions for additional information on charges between related parties and amounts due to or from related parties.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2020, cannot be reasonably determined.

Environmental Matters
DP&L's facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following.
•The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions;
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

In addition to imposing continuing compliance obligations, environmental laws, rules and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such laws, rules and regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our previously-owned and operated coal-fired generation units. We do not expect these matters to have a material adverse impact on our results of operations, financial condition or cash flows.

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

Long-term Compensation Plan
During 2020, 2019 and 2018, many of DP&L’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2020, 2019 and 2018 was $0.1 million, $(0.3) million and $0.3 million, respectively, and was included in “Operation and maintenance” on DP&L’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DP&L’s Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2020	2019	2018
DP&L Operation & Maintenance Expenses:
Premiums charged for insurance services provided by MVIC (a)	$3.4	$3.1	$2.7
Transactions with the Service Company:
Charges for services provided	$37.5	$31.2	$25.7
Charges to the Service Company	$4.1	$3.5	$4.9
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$10.1	$10.4	$8.7
Charges to affiliates for non-power goods or services (b)	$4.1	$4.1	$7.1
Consulting and other services	$0.8	$0.7	$2.0

Balances with related parties:	At December 31, 2020	At December 31, 2019
Net payable to the Service Company	$(14.8)	$(11.0)
Net payable to AES and other AES affiliates	$(2.1)	$(3.5)

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

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, DP&L had a net receivable balance of $32.5 million and $35.7 million at December 31, 2020 and 2019, respectively, which is recorded in Taxes receivable on the accompanying Balance Sheets. During 2020, 2019 and 2018, DP&L made net payments of $0.0 million, $22.5 million and $14.6 million respectively, to DPL for its share of income taxes.

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

Wholesale revenue – DP&L's share of the power produced at OVEC is sold to PJM and these revenues are classified as Wholesale revenues.

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

Capacity revenue – DP&L records its share of OVEC capacity revenues as Capacity revenues. The capacity price is set through a competitive auction process established by PJM. Depending on the availability and performance of the OVEC units, there may be additional performance bonuses or penalties, which would be recognized only if it becomes probable that such bonus or penalties will be incurred.

RTO capacity revenues have a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

DP&L's revenue from contracts with customers was $636.6 million, $712.2 million and $706.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
$ in millions	2020	2019	2018
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$362.3	$403.5	$404.0
Commercial revenue	114.6	130.3	118.9
Industrial revenue	51.2	55.3	48.9
Governmental revenue	36.6	42.4	40.8
Other (a)	12.7	13.8	13.2
Total retail revenue from contracts with customers	577.4	645.3	625.8
Other retail revenue (b)	9.0	22.0	32.1
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	17.2	29.9
RTO ancillary revenue	44.0	43.5	43.1
Capacity revenue	4.2	6.2	7.8
Miscellaneous revenue
Miscellaneous revenue	6.5	1.2	—
Total revenues	$652.1	$735.4	$738.7

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were     $69.2 million and $64.4 million as of December 31, 2020 and 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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
Note 14 – Dispositions

Hutchings Coal Station – On December 3, 2020, DP&L agreed to transfer its interests in the retired Hutchings Coal Station to a third party, including its obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $4.7 million and made cash expenditures of $7.0 million, inclusive of cash expenditures for the transfer charges. DP&L agreed to pay an additional $2.3 million by December 1, 2021 for the transfer. The Hutchings Coal Station was retired in 2013, and, as such, the income / (loss) from continuing operations before income tax related to the Hutchings Coal Station was immaterial for the years ended December 31, 2020, 2019 and 2018, excluding the loss on transfer noted above. Prior to the transfer, the Hutchings Coal Station was included in the Utility segment.

Beckjord Station – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Station agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Station was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Station was immaterial for the year ended December 31, 2018, excluding the loss on transfer noted above.

Note 15 – Risks & Uncertainties

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

As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March 2020 and continued for the duration of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold compared to the weather-normalized volumes for the same periods in 2019:

	For the three month periods ended				For the year ended
Customer class	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Commercial	(3.2)%	(11.0)%	(2.3)%	(5.0)%	(5.3)%
Industrial	(1.5)%	(19.9)%	0.9%	1.1%	(5.0)%
Residential	0.3%	8.5%	11.0%	(0.9)%	4.2%

As noted above, we also have incurred, and expect to continue to incur, expenses relating to COVID-19; however, see Note 3 – Regulatory Matters for a discussion of regulatory measures, which partially mitigate the impact of these expenses. The ultimate magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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
•pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements are prevented or detected timely.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14 – Principal Accountant Fees and Services
The Financial Audit Committee of AES pre-approves the audit and non-audit services provided by the independent auditors for itself and its subsidiaries, including DPL and its subsidiaries and DP&L. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to DPL and DP&L and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(C) to Regulation S-X of the Exchange Act.

In addition to the pre-approval policies of the AES Financial Audit Committee, the DPL and DP&L Boards of Directors will specifically approve the annual audit services and fees of the independent auditor and the taking of other related actions, such as entering into the terms of the engagement letter.

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of the Financial Statements, included in DPL's and DP&L's annual report on Form 10-K and review of financial statements included in DPL's and DP&L's quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.

The following table presents the aggregate fees billed for professional services rendered to DPL and DP&L by Ernst & Young LLP during the years ended December 31, 2020 and 2019. Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP during the years ended December 31, 2020 and 2019.

	Fees billed
	Years ended December 31,
	2020	2019
Audit Fees (a)	$976,183	$1,145,845
Audit-related Fees (b)	245,680	297,680
Tax Fees	—	—
All Other Fees	—	—
Total	$1,221,863	$1,443,525

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

PART IV

Item 15 – Exhibits, Financial Statements and Financial Statement Schedules

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X		2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)
X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(e)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(f)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(g)	Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein	Exhibit 4(c) to Registration Statement No. 333-74630
X		4(h)	Indenture dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Report on Form 8-K filed October 5, 2011 by The AES Corporation (File No. 1-12291)
X		4(i)	Supplemental Indenture dated as of November 28, 2011, between DPL Inc. and Wells Fargo Bank, National Association	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-2385)
X	X	4(j)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series A bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(k)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(l)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(m)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(n)	Bond Purchase and Covenants Agreement dated as of August 1, 2015, among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent and the several lenders from time to time party thereto	Exhibit 4.5 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(o)	Amendment dated February 21, 2017 to Bond Purchase and Covenants Agreement by and among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent and several lenders from time to time party thereto, dated as of August 1, 2015	Exhibit 4.R to Report Filed on Form 10-K for the year ended December 31, 2016 (File No. 1-2385)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	4(p)	Fiftieth Supplemental Indenture dated as of August 1, 2016, by and between The Dayton Power and Light Company and The Bank of New York Mellon, Trustee	Exhibit 4.3 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	4(q)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		4(r)	Registration Rights Agreement dated April 17, 2019 between DPL Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	Exhibit 4.2 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X		4(s)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X	X	4(t)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X	X	4(u)	Registration Rights Agreement dated June 6, 2019 between The Dayton Power and Light Company and BofA Securities, Inc. and J.P. Morgan Securities LLC	Exhibit 4.2 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X		4(v)	Indenture, dated June 19, 2020, by and between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X		4(w)	Registration Rights Agreement, dated June 19, 2020, by and between DPL Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers.	Exhibit 4.2 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X	X	4(x)	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon.	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020 (File No. 1-2385)
X		10(a)	Amended and Restated Credit Agreement, dated as of June 19, 2019, among DPL Inc., each lender from time to time party thereto, U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.	Exhibit 10.1 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10(b)	Amended and Restated Pledge Agreement, dated as of June 19, 2019, between DPL Inc. and U.S. Bank National Association, as Collateral Agent.	Exhibit 10.2 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X	X	10(c)	Amended and Restated Credit Agreement, dated as of June 19, 2019, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, U.S. Bank National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.	Exhibit 10.3 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10(d)	Amendment to the Amended and Restated Credit Agreement, dated as of June 1, 2020, among DPL, U.S. Bank, National Association, as administrative agent, and each of the lenders party thereto.	Exhibit 10.1 to Report on Form 8-K filed June 5, 2020 (File No. 1-9052)
X	X	10(e)	Stipulation and Recommendation dated October 23, 2020.	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

DPL	DP&L	Exhibit Number	Exhibit	Location
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.

February 24, 2021	/s/ Kristina Lund
Kristina Lund
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 24, 2021	/s/ Kristina Lund
Kristina Lund
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director	February 24, 2021
Kenneth J. Zagzebski

/s/ Barry J. Bentley	Director	February 24, 2021
Barry J. Bentley

/s/ Lisa Krueger	Director and Executive Chairman	February 24, 2021
Lisa Krueger

/s/ Michelle A. Dreyer	Director	February 24, 2021
Michelle A. Dreyer

/s/ Kristina Lund	Director, President and Chief Executive Officer	February 24, 2021
Kristina Lund	(principal executive officer)

/s/ Gustavo Garavaglia	Chief Financial Officer	February 24, 2021
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Nyhuis	Controller	February 24, 2021
Karin M. Nyhuis	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director	February 24, 2021
Kenneth J. Zagzebski

/s/ Barry J. Bentley	Director	February 24, 2021
Barry J. Bentley

/s/ Paul Freedman	Director	February 24, 2021
Paul Freedman

/s/ Lisa Krueger	Director and Executive Chairman	February 24, 2021
Lisa Krueger

/s/ Tish Mendoza	Director	February 24, 2021
Tish Mendoza

/s/ Mark Miller	Director	February 24, 2021
Mark Miller

/s/ Annmarie Reynolds	Director	February 24, 2021
Annmarie Reynolds

/s/ Thomas A. Raga	Director	February 24, 2021
Thomas A. Raga

/s/ Kristina Lund	Director, President and Chief Executive Officer	February 24, 2021
Kristina Lund	(principal executive officer)

/s/ Gustavo Garavaglia	Vice President and Chief Financial Officer	February 24, 2021
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Nyhuis	Controller	February 24, 2021
Karin M. Nyhuis	(principal accounting officer)

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2020
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Year ended December 31, 2020
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.4	$3.0	$0.6	$2.8
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (a)	$29.0	$11.0	$1.0	$39.0
Year ended December 31, 2019
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.9	$3.0	$3.5	$0.4
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (a)	$29.9	$2.2	$3.1	$29.0
Year ended December 31, 2018
Deducted from accounts receivable -
Provision for uncollectible accounts	$1.1	$3.4	$3.6	$0.9
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (a)	$36.3	$1.7	$8.1	$29.9

(a)    Balances and activity for valuation allowances for deferred tax assets include amounts presented within both the "Deferred income taxes" line and the "Non-current liabilities of discontinued operations and held-for-sale businesses" line on DPL’s Consolidated Balance Sheets.

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2020
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Year ended December 31, 2020
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.4	$3.0	$0.6	$2.8
Year ended December 31, 2019
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.9	$3.0	$3.5	$0.4
Year ended December 31, 2018
Deducted from accounts receivable -
Provision for uncollectible accounts	$1.1	$3.4	$3.6	$0.9