Form 10-Q
period 2021-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2021-05-06
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

DPL Inc.
(an Ohio corporation)

Commission File Number 1-9052

1065 Woodman Drive
Dayton, Ohio 45432

937-259-7215

IRS Employer Identification No. 31-1163136

THE DAYTON POWER AND LIGHT COMPANY
d/b/a AES Ohio
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

The Dayton Power and Light Company is a voluntary filer. DPL Inc. was a voluntary filer until its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 15, 2021 was declared effective on March 31, 2021.  DPL Inc. and The Dayton Power and Light Company have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of May 5, 2021, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended March 31, 2021

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic in 2020.
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DMR	Distribution Modernization Rider - established in the ESP as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the ESP term
DPL	DPL Inc.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
EGU	Electric Generating Unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its 2017 ESP Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.

FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed on February 24, 2021
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in such report and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

COMPANY WEBSITE

DP&L’s public internet site is www.aes-ohio.com. The information on this website is not incorporated by reference into this report.

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

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2021	2020
Revenues	$175.2	$171.2

Operating costs and expenses
Net fuel cost	0.4	0.6
Net purchased power cost	71.5	62.8
Operation and maintenance	34.9	47.1
Depreciation and amortization	19.1	17.7
Taxes other than income taxes	20.4	20.9
Other, net	(0.1)	(0.1)
Total operating costs and expenses	146.2	149.0

Operating income	29.0	22.2

Other income / (expense), net:
Interest expense	(15.6)	(18.9)
Other income / (expense)	0.5	(0.9)
Total other expense, net	(15.1)	(19.8)

Income from continuing operations before income tax	13.9	2.4

Income tax benefit from continuing operations	(0.3)	(0.1)

Net income from continuing operations	14.2	2.5

Discontinued operations (Note 12):
Loss from discontinued operations before income tax	(0.8)	(0.7)
Income tax benefit from discontinued operations	(0.2)	(0.1)
Net loss from discontinued operations	(0.6)	(0.6)

Net income	$13.6	$1.9
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2021	2020
Net income	$13.6	$1.9
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0 and $0.0 for each respective period	—	(0.3)
Reclassification to earnings, net of income tax expense of $0.0 and $0.1 for each respective period	(0.2)	(0.3)
Total derivative activity	(0.2)	(0.6)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.1) and $0.0 for each respective period	0.5	0.3
Total change in unfunded pension and postretirement obligations	0.5	0.3

Other comprehensive income / (loss)	0.3	(0.3)

Net comprehensive income	$13.9	$1.6
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$34.1	$25.4
Restricted cash	0.1	0.1
Accounts receivable, net of allowance for credit losses of $2.3 and $2.8, respectively (Note 2)	63.7	69.7
Inventories	9.1	8.8
Taxes applicable to subsequent years	58.0	78.0
Regulatory assets, current	35.1	27.5
Taxes receivable	20.1	17.9
Prepayments and other current assets	7.3	5.8
Total current assets	227.5	233.2

Property, plant & equipment:
Property, plant & equipment	1,873.8	1,839.3
Less: Accumulated depreciation and amortization	(429.5)	(415.7)
	1,444.3	1,423.6
Construction work in process	145.5	141.7
Total net property, plant & equipment	1,589.8	1,565.3

Other non-current assets:
Regulatory assets, non-current	191.9	193.6
Intangible assets, net of amortization	17.4	19.3
Other non-current assets	26.9	24.6
Total other non-current assets	236.2	237.5

Total assets	$2,053.5	$2,036.0

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$160.2	$100.2
Accounts payable	67.5	84.5
Accrued taxes	84.2	83.0
Accrued interest	18.4	16.0
Customer deposits	24.4	19.4
Regulatory liabilities, current	21.6	18.0
Accrued and other current liabilities	18.3	21.0
Total current liabilities	394.6	342.1

Non-current liabilities:
Long-term debt (Note 6)	1,393.8	1,393.4
Deferred income taxes	182.8	177.2
Taxes payable	41.1	80.4
Regulatory liabilities, non-current	214.4	218.3
Accrued pension and other post-retirement benefits	83.4	93.9
Other non-current liabilities	13.0	14.2
Total non-current liabilities	1,928.5	1,977.4

Commitments and contingencies (Note 9)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,468.8	2,468.8
Accumulated other comprehensive loss	(12.0)	(12.3)
Accumulated deficit	(2,726.4)	(2,740.0)
Total common shareholder's deficit	(269.6)	(283.5)

Total liabilities and shareholder's deficit	$2,053.5	$2,036.0
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$13.6	$1.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.1	17.8
Deferred income taxes	3.5	3.4
Changes in certain assets and liabilities:
Accounts receivable, net	6.0	14.2
Inventories	(0.3)	3.4
Taxes applicable to subsequent years	20.0	17.0
Deferred regulatory costs, net	(4.8)	(5.0)
Accounts payable	(1.6)	(7.6)
Accrued taxes payable / receivable	(40.2)	(39.2)
Accrued interest	2.4	15.1
Accrued pension and other post-retirement benefits	(10.5)	(8.2)
Other	(1.7)	(0.4)
Net cash provided by operating activities	5.5	12.4
Cash flows from investing activities:
Capital expenditures	(51.9)	(40.2)
Cost of removal payments	(4.5)	(4.4)
Payments on disposal and sale of business interests	(0.4)	—
Proceeds from sale of property (a)	—	5.1
Other investing activities, net	—	(0.7)
Net cash used in investing activities	(56.8)	(40.2)
Cash flows from financing activities:
Borrowings from revolving credit facilities	60.0	45.0
Repayment of borrowings from revolving credit facilities	—	(10.0)
Net cash provided by financing activities	60.0	35.0
Cash, cash equivalents, and restricted cash:
Net change	8.7	7.2
Balance at beginning of period	25.5	47.0
Cash, cash equivalents, and restricted cash at end of period	$34.2	$54.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.9	$2.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.3	$5.0

(a)    Proceeds from sale of property include $5.1 million of proceeds received from AES during the three months ended March 31, 2020 related to the 2019 sale of software previously recorded on AES Ohio Generation. There was no gain or loss recorded on the transaction.

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net comprehensive income				0.3	13.6	13.9
Balance, March 31, 2021	1	$—	$2,468.8	$(12.0)	$(2,726.4)	$(269.6)

(a)    1,500 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net comprehensive income				(0.3)	1.9	1.6
Balance, March 31, 2020	1	$—	$2,370.7	$(3.9)	$(2,737.1)	$(370.3)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a regional energy company organized in 1985 under the laws of Ohio. DPL has one reportable segment: the Utility segment. See Note 10 – Business Segments for more information relating to this reportable segment. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 532,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020, and currently owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. In prior periods, AES Ohio Generation was also a primary subsidiary and sold all of its energy and capacity into the wholesale market. In 2020, AES Ohio Generation's only operating asset was an undivided interest in Conesville, which closed in May 2020 and was sold in June 2020. See Note 12 – Discontinued Operations for more information. DPL's subsidiaries are all wholly-owned.

DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders.

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

These financial statements have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial statements and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2021; our results of operations for the three months ended March 31, 2021 and 2020, our cash flows for the three months ended March 31, 2021 and 2020 and the changes in our equity for the three months ended March 31, 2021 and 2020. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2021 may not be indicative of our results that will be realized for the full year ending December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2021	December 31, 2020
Cash and cash equivalents	$34.1	$25.4
Restricted cash	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$34.2	$25.5

Inventories
Inventories consist of materials and supplies at March 31, 2021 and December 31, 2020.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2021 and 2020 were $12.9 million and $12.4 million, respectively.

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
		Effective for all entities March 12, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
$ in millions	2021	2020
Accounts receivable, net:
Customer receivables	$45.7	$48.5
Unbilled revenue	15.5	21.6
Amounts due from affiliates	0.5	0.2
Due from PJM transmission enhancement settlement	1.7	1.7
Other	2.6	0.5
Allowance for credit losses	(2.3)	(2.8)
Total accounts receivable, net	$63.7	$69.7

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2021 and 2020 :

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$—	$(0.7)	$0.2	$2.3
2020	$0.4	$0.4	$(0.4)	$0.3	$0.7

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances. See Note 13 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three months ended March 31, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2021	2020
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.2)	$(0.4)
	Income tax expense	—	0.1
	Net of income taxes	(0.2)	(0.3)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.6	0.3
	Income tax benefit	(0.1)	—
	Net of income taxes	0.5	0.3

Total reclassifications for the period, net of income taxes		$0.3	$—

The changes in the components of Accumulated other comprehensive loss during the three months ended March 31, 2021 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance at January 1, 2021	$13.6	$(25.9)	$(12.3)

Amounts reclassified from AOCL to earnings	(0.2)	0.5	0.3
Net current period other comprehensive income / (loss)	(0.2)	0.5	0.3

Balance at March 31, 2021	$13.4	$(25.4)	$(12.0)

Note 3 – Regulatory Matters

ESP and SEET Proceedings
On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing was held in January 2021 for consideration of this settlement; a commission order is pending.

Decoupling
On January 23, 2020 AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. An evidentiary hearing was held on this matter on May 4, 2021.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order.

FERC Proceedings
On November 15, 2018 the FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, AES Ohio filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. An uncontested settlement was filed December 10, 2020, which would increase the rates that were in effect prior to the filing but are a reduction from the rate that became effective subject to refund on May 3, 2020. Among other things, the settlement establishes new depreciation rates for our transmission assets and an authorized return on equity (ROE) of 9.85%, which would rise to 9.99% if the FERC were to approve in a separate ongoing proceeding a return on equity “adder” to recognize our continued membership in PJM. The 9.85% ROE (base) and 9.99% ROE (base + incentive) levels are subject to a four-year moratorium on other proposed ROE changes. Proposals to raise or lower the ROE could be filed with an effective date after the moratorium expires on April 14, 2025. The required flowback of excess deferred taxes under the NOPR was also addressed and resolved as part of this formula transmission rate settlement. On April 15, 2021, the FERC approved the transmission rate settlement.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2021 and December 31, 2020. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	March 31, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.0	4.7	2.1	4.5
Debt securities	3.8	3.8	4.0	4.1
Total Assets	$6.0	$8.7	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,394.0	$1,487.0	$1,393.6	$1,571.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2021 or 2020.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.2 million and $(1.1) million during the during the three months ended March 31, 2021 and 2020, respectively. These amounts are included in "Other income / (expense)" in our Condensed Consolidated Statements of Operations.

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

The fair value of assets and liabilities at March 31, 2021 and December 31, 2020 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at March 31, 2021 (a)				Fair value at December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.3	$—	$—	$0.3
Equity securities	—	4.7	—	4.7	—	4.5	—	4.5
Debt securities	—	3.8	—	3.8	—	4.1	—	4.1
Total Master Trust assets	0.2	8.5	—	8.7	0.3	8.6	—	8.9

Total Assets	$0.2	$8.5	$—	$8.7	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$1,469.7	$17.3	$1,487.0	$—	$1,554.2	$17.4	$1,571.6

Total Liabilities	$—	$1,469.7	$17.3	$1,487.0	$—	$1,554.2	$17.4	$1,571.6

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

We also had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31, 2021	March 31, 2020
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$13.6	$14.5
Net losses associated with current period hedging transactions	—	(0.3)
Net gains reclassified to earnings
Interest expense	(0.2)	(0.3)
Ending accumulated derivative gains in AOCL	$13.4	$13.9

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

Note 6 – Long-term Debt

The following table summarizes DPL's long-term debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2021	2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.3	17.4
Unamortized deferred financing costs			(5.5)	(5.7)
Unamortized debt discounts, net			(2.6)	(2.6)
Total long-term debt at AES Ohio			574.2	574.1

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (a)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(9.9)	(10.2)
Unamortized debt discounts, net			(0.9)	(0.9)
Total long-term debt			1,394.0	1,393.6
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,393.8	$1,393.4

(a)Note payable to related party.

Lines of credit
At March 31, 2021 and December 31, 2020, the DPL revolving credit facility had outstanding borrowings of $80.0 million and $80.0 million, respectively. At March 31, 2021 and December 31, 2020, the AES Ohio revolving credit facility had outstanding borrowings of $80.0 million and $20.0 million, respectively.

DPL’s Senior Unsecured Bonds
DPL agreed to register the 2025 DPL Senior Unsecured Bonds under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement dated June 19, 2020. DPL filed a registration statement on Form S-4 with respect to the 2025 DPL Senior Unsecured Bonds with the SEC on March 15, 2021, and this registration statement was declared effective on March 31, 2021. The exchange offer was closed on May 5, 2021.

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of March 31, 2021, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of March 31, 2021, DPL was in compliance with this financial covenant.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of March 31, 2021, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

AES Ohio's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to

Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2021, AES Ohio was in compliance with this financial covenant.

As of March 31, 2021, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
	2021	2020
DPL	(3.8)%	(11.8)%

DPL’s effective combined state and federal income tax rate for all operations was (3.8)% for the three months ended March 31, 2021. This rate is different from the combined federal and state statutory rate of 22.5% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

DPL's income tax expense for the three months ended March 31, 2021 was calculated using the estimated annual effective income tax rates for 2021 of (3.8)%. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

Note 8 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $9.8 million and $7.5 million in employer contributions during the three months ended March 31, 2021 and 2020, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company that are still participants in the AES Ohio plan.

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2021 and 2020 was:

	Three months ended
	March 31,
$ in millions	2021	2020
Service cost	$1.1	$0.9
Interest cost	2.0	3.0
Expected return on plan assets	(3.7)	(4.7)
Amortization of unrecognized:
Prior service cost	0.2	0.3
Actuarial loss	2.3	1.5
Net periodic benefit cost	$1.9	$1.0

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.8 million at March 31, 2021 and $9.0 million at December 31, 2020 were not material to the financial statements in the periods covered by this report.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Guarantees
Previously, DPL entered into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements were entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. With the completion of our plan to exit generation, AES Ohio Generation currently does not require such assurances to third parties, and existing guarantees will expire in June 2021. During the three months ended March 31, 2021, DPL did not incur any losses related to the guarantees of these obligations, and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees. At March 31, 2021, DPL had $1.9 million of such guarantees on behalf of AES Ohio Generation. There were no outstanding balances for commercial transactions covered by these guarantees at March 31, 2021 or December 31, 2020.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. At March 31, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $62.0 million, of $1,264.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2021, cannot be reasonably determined.

Environmental Matters
DPL’s and AES Ohio’s current and previously-owned facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

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

Note 10 – Business Segments

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

Utility Segment
The Utility segment is comprised of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to approximately 532,000 retail customers located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2021
Revenues from external customers	$172.6	$2.6	$—	$175.2
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$172.8	$3.5	$(1.1)	$175.2

Depreciation and amortization	$18.7	$0.4	$—	$19.1
Interest expense	$6.0	$9.6	$—	$15.6
Income / (loss) from continuing operations before income tax	$21.5	$(7.6)	$—	$13.9

Capital expenditures	$51.6	$0.3	$—	$51.9

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2020
Revenues from external customers	$168.7	$2.5	$—	$171.2
Intersegment revenues	0.3	0.8	(1.1)	—
Total revenues	$169.0	$3.3	$(1.1)	$171.2

Depreciation and amortization	$17.3	$0.4	$—	$17.7
Interest expense	$6.2	$12.7	$—	$18.9
Income / (loss) from continuing operations before income tax	$12.9	$(10.5)	$—	$2.4

Capital expenditures	$39.3	$0.9	$—	$40.2

Total Assets	March 31, 2021	December 31, 2020
Utility	$2,026.8	$2,014.7
All Other (a)	26.7	21.3
DPL Consolidated	$2,053.5	$2,036.0

(a)    "All Other" includes Eliminations for all periods presented.

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

DPL's revenue from contracts with customers was $172.1 million and $167.0 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2021 and 2020:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$98.3	$—	$—	$98.3
Commercial revenue	27.3	—	—	27.3
Industrial revenue	12.3	—	—	12.3
Governmental revenue	7.4	—	—	7.4
Other (a)	3.7	—	—	3.7
Total retail revenue from contracts with customers	149.0	—	—	149.0
Other retail revenue (b)	—	—	—	—
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	—	(0.2)	4.8
RTO ancillary revenue	14.8	0.1	—	14.9
Capacity revenue	0.9	—	—	0.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.5	—	2.5
Other miscellaneous revenue	3.1	0.9	(0.9)	3.1
Total revenues	$172.8	$3.5	$(1.1)	$175.2

	Three months ended March 31, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$96.9	$—	$—	$96.9
Commercial revenue	28.9	—	—	28.9
Industrial revenue	11.8	—	—	11.8
Governmental revenue	9.3	—	—	9.3
Other (a)	3.3	—	—	3.3
Total retail revenue from contracts with customers	150.2	—	—	150.2
Other retail revenue (b)	3.3	—	—	3.3
Wholesale revenue
Wholesale revenue from contracts with customers	2.7	—	(0.2)	2.5
RTO ancillary revenue	10.7	—	—	10.7
Capacity revenue	1.2	—	—	1.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.4	—	2.4
Other miscellaneous revenue	0.9	0.9	(0.9)	0.9
Total revenues	$169.0	$3.3	$(1.1)	$171.2

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

The balances of receivables from contracts with customers were $61.2 million and $70.1 million as of March 31, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 12 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $2.2 million has been paid through March 31, 2021. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

DPL determined that the transfer of Conesville along with the transfers of Stuart and Killen in 2019 and the sales of the Peaker Assets in 2018 and Miami Fort and Zimmer in 2017 constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations of this group of components were reported as such in the Condensed Consolidated Statements of Operations for all periods presented.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended
	March 31,
$ in millions	2021	2020
Revenues	$0.9	$13.6
Operating costs and other expenses	(1.7)	(14.3)
Loss from discontinued operations before income tax	(0.8)	(0.7)
Income tax benefit from discontinued operations	(0.2)	(0.1)
Net loss from discontinued operations	$(0.6)	$(0.6)

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.2) million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. Cash flows from investing activities for discontinued operations were $(0.4) million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively.

Note – 13 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses, in particular, continue to evolve, including with respect to business and school closures and limitations and other social distancing measures and the effectiveness and timing of vaccine availability and distribution efforts. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2021	2020
Revenues	$172.8	$169.0

Operating costs and expenses
Net fuel cost	0.4	0.6
Net purchased power cost	71.2	62.4
Operation and maintenance	34.7	47.1
Depreciation and amortization	18.7	17.3
Taxes other than income taxes	20.3	20.8
Other, net	(0.1)	(0.1)
Total operating costs and expenses	145.2	148.1

Operating income	27.6	20.9

Other income / (expense), net:
Interest expense	(6.0)	(6.2)
Other expense, net	(0.1)	(1.8)
Total other expense, net	(6.1)	(8.0)

Income before income tax	21.5	12.9

Income tax expense	3.2	1.2

Net income	$18.3	$11.7
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2021	2020
Net income	$18.3	$11.7
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0 and $0.0 for each respective period	—	(0.3)
Reclassification to earnings, net of income tax benefit of $0.0 and $0.0 for each respective period	—	(0.1)
Total derivative activity	—	(0.4)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.3) and $(0.2) for each respective period	1.0	0.8
Total change in unfunded pension and postretirement obligations	1.0	0.8

Other comprehensive income	1.0	0.4

Net comprehensive income	$19.3	$12.1
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$16.8	$11.7
Restricted cash	0.1	0.1
Accounts receivable, net of allowance for credit losses of $2.3 and $2.8, respectively (Note 2)	64.2	70.2
Inventories	9.1	8.8
Taxes applicable to subsequent years	57.9	77.6
Regulatory assets, current	35.1	27.5
Taxes receivable	30.7	32.5
Prepayments and other current assets	9.6	6.4
Total current assets	223.5	234.8

Property, plant & equipment:
Property, plant & equipment	2,468.0	2,437.3
Less: Accumulated depreciation and amortization	(1,041.7)	(1,032.1)
	1,426.3	1,405.2
Construction work in process	142.2	138.8
Total net property, plant & equipment	1,568.5	1,544.0

Other non-current assets:
Regulatory assets, non-current	191.9	193.6
Intangible assets, net of amortization	16.4	18.3
Other non-current assets	26.5	24.0
Total other non-current assets	234.8	235.9
Total assets	$2,026.8	$2,014.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$80.2	$20.2
Accounts payable	65.5	85.5
Accrued taxes	84.6	82.7
Accrued interest	5.9	2.6
Customer deposits	24.2	19.1
Regulatory liabilities, current	21.6	18.0
Accrued and other current liabilities	12.2	25.0
Total current liabilities	294.2	253.1

Non-current liabilities:
Long-term debt (Note 6)	574.0	573.9
Deferred income taxes	177.7	172.1
Taxes payable	41.0	80.3
Regulatory liabilities, non-current	214.4	218.3
Accrued pension and other post-retirement benefits	83.4	93.9
Other non-current liabilities	6.1	6.4
Total non-current liabilities	1,096.6	1,144.9

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	714.4	714.4
Accumulated other comprehensive loss	(41.1)	(42.1)
Accumulated deficit	(37.7)	(56.0)
Total common shareholder's equity	636.0	616.7
Total liabilities and shareholder's equity	$2,026.8	$2,014.7
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$18.3	$11.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18.7	17.3
Deferred income taxes	3.2	3.0
Changes in certain assets and liabilities:
Accounts receivable, net	5.9	2.8
Inventories	(0.3)	1.3
Taxes applicable to subsequent years	19.7	17.0
Deferred regulatory costs, net	(4.8)	(5.0)
Accounts payable	(4.3)	(8.6)
Accrued taxes payable / receivable	(38.8)	(36.7)
Accrued interest	3.2	4.1
Accrued pension and other post-retirement benefits	(10.5)	(8.2)
Other	1.0	1.3
Net cash provided by operating activities	11.3	—
Cash flows from investing activities:
Capital expenditures	(51.6)	(39.3)
Cost of removal payments	(4.5)	(4.4)
Other investing activities, net	(0.1)	(0.7)
Net cash used in investing activities	(56.2)	(44.4)
Cash flows from financing activities:
Dividends and returns of capital paid to parent	(10.0)	—
Borrowings from revolving credit facilities	60.0	45.0
Net cash provided by financing activities	50.0	45.0
Cash, cash equivalents, and restricted cash:
Net change	5.1	0.6
Balance at beginning of period	11.8	21.3
Cash, cash equivalents, and restricted cash at end of period	$16.9	$21.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.7	$0.7
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.0	$4.8
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net comprehensive income				1.0	18.3	19.3
Balance, March 31, 2021	41,172,173	$0.4	$714.4	$(41.1)	$(37.7)	$636.0

(a)    $0.01 par value, 50,000,000 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net comprehensive income				0.4	11.7	12.1
Balance, March 31, 2020	41,172,173	$0.4	$617.0	$(36.5)	$(95.4)	$485.5

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 532,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020, and currently owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with AES Ohio's investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders.

Financial Statement Presentation
AES Ohio does not have any subsidiaries.

We have evaluated subsequent events through the date this report is issued.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

These financial statements have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial statements and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2021; our results of operations for the three months ended March 31, 2021 and 2020, our cash flows for the three months ended March 31, 2021 and 2020 and the changes in our equity for the three months ended March 31, 2021 and 2020. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2021 may not be indicative of our results that will be realized for the full year ending December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2021	December 31, 2020
Cash and cash equivalents	$16.8	$11.7
Restricted cash	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$16.9	$11.8

Inventories
Inventories consist of materials and supplies at March 31, 2021 and December 31, 2020.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2021 and 2020 were $12.9 million and $12.4 million, respectively.

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
		Effective for all entities March 12, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
$ in millions	2021	2020
Accounts receivable, net:
Customer receivables	$44.6	$47.6
Unbilled revenue	15.5	21.6
Amounts due from affiliates	2.1	1.9
Due from PJM transmission enhancement settlement	1.7	1.7
Other	2.6	0.2
Allowance for credit losses	(2.3)	(2.8)
Total accounts receivable, net	$64.2	$70.2

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2021 and 2020:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$—	$(0.7)	$0.2	$2.3
2020	$0.4	$0.4	$(0.4)	$0.3	$0.7

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances. See Note 12 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Accumulated Other Comprehensive Loss
The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three months ended March 31, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2021	2020
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$—	$(0.1)
	Income tax benefit	—	—
	Net of income taxes	—	(0.1)

Amortization of defined benefit pension items (Note 8):
	Other expense	1.3	1.0
	Income tax benefit	(0.3)	(0.2)
	Net of income taxes	1.0	0.8

Total reclassifications for the period, net of income taxes		$1.0	$0.7

The changes in the components of Accumulated other comprehensive loss during the three months ended March 31, 2021 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance at January 1, 2021	$(42.1)

Amounts reclassified from AOCL to earnings	1.0
Net current period other comprehensive income	1.0

Balance at March 31, 2021	$(41.1)

Note 3 – Regulatory Matters

ESP and SEET Proceedings
On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing was held in January 2021 for consideration of this settlement; a commission order is pending.

Decoupling
On January 23, 2020 AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. An evidentiary hearing was held on this matter on May 4, 2021.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order.

FERC Proceedings
On November 15, 2018 the FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, AES Ohio filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. An uncontested settlement was filed December 10, 2020, which would increase the rates that were in effect prior to the filing but are a reduction from the rate that became effective subject to refund on May 3, 2020. Among other things, the settlement establishes new depreciation rates for our transmission assets and an authorized return on equity (ROE) of 9.85%, which would rise to 9.99% if the FERC were to approve in a separate ongoing proceeding a return on equity “adder” to recognize our continued membership in PJM. The 9.85% ROE (base) and 9.99% ROE (base + incentive) levels are subject to a four-year moratorium on other proposed ROE changes. Proposals to raise or lower the ROE could be filed with an effective date after the moratorium expires on April 14, 2025. The required flowback of excess deferred taxes under the NOPR was also addressed and resolved as part of this formula transmission rate settlement. On April 15, 2021, the FERC approved the transmission rate settlement.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2021 and December 31, 2020. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	March 31, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.0	4.7	2.1	4.5
Debt securities	3.8	3.8	4.0	4.1
Total assets	$6.0	$8.7	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.2	$599.7	$574.1	$656.0

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2021 or 2020.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.2 million and $(1.1) million during the during the three months ended March 31, 2021 and 2020, respectively. These amounts are included in "Other expense, net" in our Condensed Statements of Operations.

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

The fair value of assets and liabilities at March 31, 2021 and December 31, 2020 and the respective category within the fair value hierarchy for AES Ohio is as follows:

$ in millions	Fair value at March 31, 2021 (a)				Fair value at December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.3	$—	$—	$0.3
Equity securities	—	4.7	—	4.7	—	4.5	—	4.5
Debt securities	—	3.8	—	3.8	—	4.1	—	4.1

Total assets	$0.2	$8.5	$—	$8.7	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$582.4	$17.3	$599.7	$—	$638.6	$17.4	$656.0

Total liabilities	$—	$582.4	$17.3	$599.7	$—	$638.6	$17.4	$656.0

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

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three months ended March 31, 2020:

Three months ended
March 31, 2020
Interest
$ in millions (net of tax)	Rate Hedge
Beginning accumulated derivative losses in AOCL	$(0.4)
Net losses associated with current period hedging transactions	(0.3)
Net gains reclassified to earnings
Interest expense	(0.1)
Ending accumulated derivative losses in AOCL	$(0.8)

Note 6 – Long-term Debt

The following table summarizes AES Ohio's long-term debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2021	2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.3	17.4
Unamortized deferred financing costs			(5.5)	(5.7)
Unamortized debt discounts, net			(2.6)	(2.6)
Total long-term debt			574.2	574.1
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$574.0	$573.9

Line of credit
At March 31, 2021 and December 31, 2020, AES Ohio had outstanding borrowings on its line of credit of $80.0 million and $20.0 million, respectively.

Long-term debt covenants and restrictions
AES Ohio's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2021, AES Ohio was in compliance with this financial covenant.

As of March 31, 2021, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
	2021	2020
AES Ohio	14.9%	9.3%

AES Ohio’s effective combined state and federal income tax rate was 14.9% for the three months ended March 31, 2021. This is different from the combined federal and state statutory rate of 22.5% primarily due to the net tax benefit related to the reversal of excess deferred taxes.

Note 8 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $9.8 million and $7.5 million in employer contributions during the three months ended March 31, 2021 and 2020, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plan.

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2021 and 2020 was:

	Three months ended
	March 31,
$ in millions	2021	2020
Service cost	$1.1	$0.9
Interest cost	2.0	3.0
Expected return on plan assets	(3.7)	(4.7)
Amortization of unrecognized:
Prior service cost	0.3	0.3
Actuarial loss	2.8	2.2
Net periodic benefit cost	$2.5	$1.7

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.8 million at March 31, 2021 and $9.0 million at December 31, 2020 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Equity

Returns of Capital
During the three months ended March 31, 2021, AES Ohio made return of capital payments of $10.0 million to DPL. AES Ohio did not make any return of capital payments to DPL for the three months ended March 31, 2020.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. At March 31, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $62.0 million, of $1,264.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial

Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2021, cannot be reasonably determined.

Environmental Matters
AES Ohio’s current and previously-owned facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

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

AES Ohio's revenue from contracts with customers was $169.7 million and $164.8 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
$ in millions	2021	2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$98.3	$96.9
Commercial revenue	27.3	28.9
Industrial revenue	12.3	11.8
Governmental revenue	7.4	9.3
Other (a)	3.7	3.3
Total retail revenue from contracts with customers	149.0	150.2
Other retail revenue (b)	—	3.3
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	2.7
RTO ancillary revenue	14.8	10.7
Capacity revenue	0.9	1.2
Miscellaneous revenue	3.1	0.9
Total revenues	$172.8	$169.0

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $60.1 million and $69.2 million as of March 31, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note – 12 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses, in particular, continue to evolve, including with respect to business and school closures and limitations and other social distancing measures and the effectiveness and timing of vaccine availability and distribution efforts. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL and AES Ohio. AES Ohio is a wholly-owned subsidiary of DPL and is a public utility incorporated in 1911 under the laws of Ohio. On November 28, 2011, DPL became an indirectly wholly-owned subsidiary of AES, a global power company. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and AES Ohio, respectively and together, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or AES Ohio will clearly be noted in the section.

FORWARD-LOOKING INFORMATION
The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of AES Ohio included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2020, in Part II, Item 1A of this Form 10-Q and our “Forward-Looking Statements” section of this Form 10-Q. For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

OVERVIEW OF OUR BUSINESS
DPL is an indirectly wholly-owned subsidiary of AES.

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 532,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. For additional information, see Item 1 – Business of our Form 10-K. All of DPL's subsidiaries are wholly-owned.

As an electric public utility in Ohio, AES Ohio provides regulated transmission and distribution services to its customers as well as retail SSO electric service. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was higher by $11.5 million, or 479% for the three months ended March 31, 2021, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2021 vs. 2020
Net increase in the volume of retail kWh sold primarily driven by favorable weather, partially offset by the purchased power volume variance	$3.7
Higher RTO ancillary revenues due to increase in transmission rates	4.2
Increase due to lower interest expense from debt refinancings in the prior year	3.3
Other	0.3
Net change in income from continuing operations before income tax	$11.5

AES Ohio
Compared with the prior year, AES Ohio's net income from continuing operations before income taxes was higher by $8.6 million, or 67% for the three months ended March 31, 2021, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2021 vs. 2020
Net increase in the volume of retail kWh sold primarily driven by favorable weather, partially offset by the purchased power volume variance	$3.7
Higher RTO ancillary revenues due to increase in transmission rates	4.2
Other	0.7
Net change in income before income tax	$8.6

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2021	2020	$ change	% change
Revenues:
Retail	$149.0	$153.5	$(4.5)	(3)%
Wholesale	4.8	2.5	2.3	92%
RTO ancillary	14.9	10.7	4.2	39%
Capacity revenues	0.9	1.2	(0.3)	(25)%
Miscellaneous revenues	5.6	3.3	2.3	70%
Total revenues	175.2	171.2	4.0	2%

Operating costs and expenses
Net fuel cost	0.4	0.6	(0.2)	(33)%
Purchased power:
Purchased power	61.0	57.4	3.6	6%
RTO charges	10.5	5.4	5.1	94%
Net purchased power cost	71.5	62.8	8.7	14%
Operation and maintenance	34.9	47.1	(12.2)	(26)%
Depreciation and amortization	19.1	17.7	1.4	8%
Taxes other than income taxes	20.4	20.9	(0.5)	(2)%
Other, net	(0.1)	(0.1)	—	—%
Total operating costs and expenses	146.2	149.0	(2.8)	(2)%

Operating income	29.0	22.2	6.8	31%

Other income / (expense), net:
Interest expense	(15.6)	(18.9)	3.3	(17)%
Other income / (expense)	0.5	(0.9)	1.4	(156)%
Total other expense, net	(15.1)	(19.8)	4.7	(24)%

Income from continuing operations before income tax (a)	$13.9	$2.4	$11.5	479%

(a)For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2021	2020	change	% change
Actual
Heating degree-days	2,677	2,337	340	15%
Cooling degree-days	—	—	—	—%

30-year average (b)
Heating degree-days	2,833	2,833
Cooling degree-days	2	2

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2021	2020	change	% change
Retail electric sales (b)
Residential	1,530	1,398	132	9%
Commercial	834	855	(21)	(2)%
Industrial	866	894	(28)	(3)%
Governmental	279	291	(12)	(4)%
Other	5	5	—	—%
Total retail electric sales	3,514	3,443	71	2%
Wholesale electric sales (c)	146	119	27	23%
Total electric sales	3,660	3,562	98	3%

Billed electric customers (end of period)	531,669	527,058	4,611	1%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,070 kWh and 1,015 kWh for the three months ended March 31, 2021 and 2020, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2021 as compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
—%
(2.0)%
(4.0)%
(6.0)%
Percentage Change
9.4%
(1.2)%
(2.8)%
(2.5)%
(3.1)%
(3.1)%
(3.9)%
(4.3)%
2.1%
(2.3)%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2021 vs. 2020 Weather-normalized
2021 vs. 2020 Actuals

During the three months ended March 31, 2021, Revenues increased $4.0 million to $175.2 million compared to $171.2 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	$(10.5)
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(5.5)
Decrease due to deferred storm charges	(2.1)
Increase due to the TCRR Rider	5.1
Other	0.6
Net change in retail rate	(12.4)

Volume
Net increase in the volume of kWh sold primarily due to favorable weather compared to the same period in the prior year, partially offset by a decrease in demand due to the impacts of the COVID-19 pandemic	7.6

Other miscellaneous	0.3
Total retail change	(4.5)

Wholesale
Increase due to higher wholesale prices and higher volumes at OVEC	2.3

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as a result of changing from a stated rate to a formula rate in May 2020	3.9

Miscellaneous revenues
Increase due to collections on Legacy Generation Rider	2.3

Net change in revenues	$4.0

DPL – Net Purchased Power
During the three months ended March 31, 2021, Net purchased power increased $8.7 million to $71.5 million compared to $62.8 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2021 vs. 2020
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(0.3)
Volume
Increase due to higher retail load served primarily driven by weather	3.9
Total purchased power change	3.6

RTO charges
Increase primarily due to higher TCRR rates	5.1

Net change in purchased power	$8.7

DPL – Operation and Maintenance
During the three months ended March 31, 2021, Operation and maintenance expense decreased $12.2 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$(4.3)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(4.0)
Decrease in deferred storm costs (a)	(2.0)
Other, net	(1.9)
Net change in operation and maintenance expense	$(12.2)

(a)    There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three months ended March 31, 2021, Depreciation and amortization increased $1.4 million compared to the same period in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

DPL – Interest Expense
During the three months ended March 31, 2021, Interest expense decreased $3.3 million compared to the same period in the prior year. The decrease was primarily the result of the refinancing of debt at DPL in 2020.

DPL – Other Income / (Expense)
During the three months ended March 31, 2021, Other income / (expense) increased $1.4 million compared to the same period in the prior year. The increase was primarily the result of unrealized losses on AES Ohio's Master Trust assets in the prior year due to decreased fair value of investments.

DPL – Income Tax Benefit From Continuing Operations
Income tax benefit was $0.3 million during the three months ended March 30, 2021 compared to a benefit of $0.1 during the three months ended March 31, 2020.

See Note 7 – Income Taxes in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

DPL – Discontinued Operations
Net loss from discontinued operations was $(0.6) million for the three months ended March 31, 2021 and March 31, 2020. This loss relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part I, Item 1, Note 12 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to approximately 532,000 retail customers located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Part I, Item 1, Note 10 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended
	March 31,
$ in millions	2021	2020
Utility	$21.5	$12.9
Other	(7.6)	(10.5)
Income from continuing operations before income tax (a)	$13.9	$2.4

(a)For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

RESULTS OF OPERATIONS HIGHLIGHTS – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio) of this Form 10-Q.

RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio

	Three months ended
	March 31,
$ in millions	2021	2020	$ change	% change
Revenues:
Retail	$149.0	$153.5	$(4.5)	(3)%
Wholesale	5.0	2.7	2.3	85%
RTO ancillary	14.8	10.7	4.1	38%
Capacity revenues	0.9	1.2	(0.3)	(25)%
Miscellaneous revenues	3.1	0.9	2.2	244%
Total revenues	172.8	169.0	3.8	2%

Operating costs and expenses
Net fuel cost	0.4	0.6	(0.2)	(33)%
Purchased power:
Purchased power	61.0	57.3	3.7	6%
RTO charges	10.2	5.1	5.1	100%
Net purchased power cost	71.2	62.4	8.8	14%
Operation and maintenance	34.7	47.1	(12.4)	(26)%
Depreciation and amortization	18.7	17.3	1.4	8%
Taxes other than income taxes	20.3	20.8	(0.5)	(2)%
Other, net	(0.1)	(0.1)	—	—%
Total operating costs and expenses	145.2	148.1	(2.9)	(2)%

Operating income	27.6	20.9	6.7	32%

Other income / (expense), net:
Interest expense	(6.0)	(6.2)	0.2	(3)%
Other expense, net	(0.1)	(1.8)	1.7	(94)%
Total other expense, net	(6.1)	(8.0)	1.9	(24)%

Income before income tax (a)	$21.5	$12.9	$8.6	67%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

AES Ohio – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 3 - Regulatory Matters of our Form 10-K and Note 3 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

During the three months ended March 31, 2021, Revenues increased $3.8 million to $172.8 million compared to $169.0 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	$(10.5)
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(5.5)
Decrease due to deferred storm charges	(2.1)
Increase due to the TCRR Rider	5.1
Other	0.6
Net change in retail rate	(12.4)

Volume
Net increase in the volume of kWh sold primarily due to favorable weather compared to the same period in the prior year, partially offset by a decrease in demand due to the impacts of the COVID-19 pandemic	7.6

Other miscellaneous	0.3
Total retail change	(4.5)

Wholesale
Increase due to higher wholesale prices and higher volumes at OVEC	2.3

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as a result of changing from a stated rate to a formula rate in May 2020	3.8

Miscellaneous revenues
Increase due to collections on Legacy Generation Rider	2.2

Net change in revenues	$3.8

AES Ohio – Net Purchased Power
During the three months ended March 31, 2021, net purchased power increased $8.8 million to $71.2 million compared to $62.4 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2021 vs. 2020
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(0.2)
Volume
Increase due to higher retail load served primarily driven by weather	3.9
Total purchased power change	3.7

RTO charges
Increase primarily due to higher TCRR rates	5.1

Net change in purchased power	$8.8

AES Ohio – Operation and Maintenance
During the three months ended March 31, 2021, Operation and Maintenance expense decreased $12.4 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$(4.3)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(4.0)
Decrease in deferred storm costs (a)	(2.0)
Other, net	(2.1)
Net change in operation and maintenance expense	$(12.4)

(a)    There is a corresponding offset in Revenues associated with these programs.

AES Ohio – Depreciation and Amortization
During the three months ended March 31, 2021, Depreciation and amortization increased $1.4 million compared to the same period in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

AES Ohio – Other expense, net
During the three months ended March 31, 2021, Other expense, net decreased $1.7 million compared to the same period in the prior year. The decrease was primarily the result of unrealized losses on AES Ohio's Master Trust assets in the prior year due to decreased fair value of investments.

AES Ohio – Income Tax Expense
Income tax expense was $3.2 million during the three months ended March 31, 2021 compared to $1.2 million during the three months ended March 31, 2020. The increase was primarily due to the higher pre-tax income during the three months ended March 31, 2021.

See Note 7 – Income Taxes of Notes to AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2021 and beyond, we expect our results will be primarily impacted by retail demand and weather. As discussed in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements in Part I, Item 1 of this report, AES Ohio has requested PUCO approval to defer its decoupling costs consistent with the methodology approved in its DRO. If approved, the deferral would be effective as of December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•the timely recovery of transmission and distribution expenditures.

COVID-19 Pandemic
The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses, in particular, continue to evolve, including with respect to business and school closures and limitations and other social distancing measures and the effectiveness and timing of vaccine availability and distribution efforts.

Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service industry. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We experienced impacts from the pandemic in 2020 and into 2021 and expect to continue to experience impacts for the remainder of 2021, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Item 1A. Risk Factors" to our Form 10-K.

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

Demand - As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March 2020 and continued for the duration of 2020 and into 2021, the COVID-19 pandemic primarily impacted our retail sales demand, including for the quarter ended March 31, 2021, as shown by the changes in weather-normalized volumes of kWh sold by customer class as follows:

Customer class	For the three months ended March 31, 2021 compared to the same period in 2020
Residential	(1.2)%
Commercial	(2.8)%
Industrial	(3.1)%
Government and Other	(3.9)%

Liquidity - We anticipate continuing to have sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the COVID-19 pandemic. We also continue to not foresee a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. For further discussion of our financial condition, liquidity, and capital requirements, see Part I, Item 2 - Management's

Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the year ended December 31, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 and due to the economic impacts of the COVID-19 pandemic, which began to improve in 2021. See Note 2 – Supplemental Financial Information of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Supplemental Financial Information or Notes to AES Ohio's Condensed Financial Statements for further discussion of our allowance for credit losses. If these credit-related impacts from the COVID-19 pandemic continue into 2021 or beyond, further deterioration in our credit exposures and customer collections may result. However, as discussed in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to AES Ohio's Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, AES Ohio’s uncollectible expense is deferred for future collection.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

Capital Projects - During the COVID-19 pandemic, our construction projects are proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

CARES Act - The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At March 31, 2021, the total deferral was approximately $2.1 million.

See Note 13 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Note 12 – Risks and Uncertainties of Notes to AES Ohio's Condensed Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-Q for more information.

Regulatory Environment
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2020 Form 10-K previously filed with the SEC during 2021 describes other regulatory matters which have not materially changed since that filing. See Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements for further information regarding regulatory matters.

Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million and is pending a commission order.

Stipulation and Recommendation - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO and various customers and other organizations, which is subject to PUCO approval. This Stipulation and Recommendation would provide resolution on several matters pending before the PUCO. A hearing was held in January 2021 for consideration of this settlement; a commission order is pending. See additional information in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

Ohio House Bill 6 – Legislation was passed, Ohio House Bill 128, that repeals Ohio House Bill 6 provisions related to a nuclear fund and decoupling, effective June 30, 2021. Other provisions from Ohio House Bill 6 currently remain in place, which include the following: beginning January 1, 2020, permitted Ohio utilities, such as AES Ohio, may defer, recover or credit the net proceeds from selling energy and capacity received as part of their interest in OVEC and their OVEC-related costs through a statewide non-bypassable recovery mechanism through 2030; eliminates the annual energy efficiency targets for Ohio utilities after 2020; and allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers. If these provisions from Ohio House Bill 6 are repealed without a replacement with comparable provisions, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Reference Rate Reform
As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. On March 5, 2021, IBA published a feedback statement for the consultation, announcing its intention to cease the publication of these rates on the specified dates. We maintain financial instruments that use LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.

Environmental Matters
In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2020 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

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

As a result of DPL’s retirement and subsequent sale of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the retirement and subsequent sale of Conesville, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:
•MATS and any associated regulatory or judicial processes;
•NAAQS; and
•potential Clean Air Act Section 111(d) regulations for greenhouse gases from existing electric generating units.
Clean Air Act - Cross State Air Pollution Rule
CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the USEPA. In October 2016, the USEPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the USEPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. In December 2018, the USEPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states (including Ohio) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for the USEPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered the USEPA to issue FIPs addressing seven states’ (including Ohio) outstanding 2008 NAAQS “good neighbor” obligations by March 15, 2021. On April 30, 2021, the USEPA published a final rule to address the 2020 D.C. Circuit decision. The USEPA is issuing new or amended federal implementation plans for 12 states, including Ohio, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation is to begin during the 2021 ozone season (May through September 2021) with an effective date 60 days following publication in the Federal Register of the final rule. Subject sources in these states will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired. While DPL no longer operates electric generating units subject to the revised CSAPR Update Rule, prior AES Ohio Generation sources will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances. We have accrued $0.9 million for the cost of purchasing allowances required under this rule. This accrual is included in Discontinued Operations on our Condensed Consolidated Statements of Operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and AES Ohio had unrestricted cash and cash equivalents of $34.1 million and $16.8 million, respectively, at March 31, 2021. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,412.9 million and $582.3 million, respectively.

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

Our discussion of DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary AES Ohio.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Three months ended March 31,
$ in millions	2021	2020
Net cash provided by operating activities	$5.5	$12.4
Net cash used in investing activities	(56.8)	(40.2)
Net cash provided by financing activities	60.0	35.0
Net change	8.7	7.2
Balance at beginning of period	25.5	47.0
Cash, cash equivalents, and restricted cash at end of period	$34.2	$54.2

DPL – Net cash from operating activities

	Three months ended March 31,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income	$13.6	$1.9	$11.7
Depreciation and amortization	19.1	17.8	1.3
Deferred income taxes	3.5	3.4	0.1
Net income, adjusted for non-cash items	36.2	23.1	13.1
Net change in operating assets and liabilities	(30.7)	(10.7)	(20.0)
Net cash provided by operating activities	$5.5	$12.4	$(6.9)

The net change in operating assets and liabilities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven by the following:

$ in millions	$ Change
Decrease from accrued interest primarily driven by an increase in interest payments in the current year due to timing with the refinancing of debt in the second quarter of 2020	$(12.7)
Decrease from accounts receivable primarily due to higher collections on generation-related receivables in the prior year	(8.2)
Increase from accounts payable primarily due to timing of payments	6.0
Other	(5.1)
Net decrease in cash from changes in operating assets and liabilities	$(20.0)

DPL – Net cash from investing activities
Net cash used in investing activities was $(56.8) million for the three months ended March 31, 2021 compared to $(40.2) million for the three months ended March 31, 2020. This $16.6 million increase in cash used primarily relates to an $11.7 million increase in capital expenditures due to increased spending on T&D projects in the current year and $5.1 million of proceeds received from the sale of software in the prior year.

DPL – Net cash from financing activities
Net cash provided by financing activities was $60.0 million for the three months ended March 31, 2021 compared to $35.0 million from financing activities for the three months ended March 31, 2020. This $25.0 million increase is due to a $25.0 million increase in net borrowings on revolving credit facilities in the current year.

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Three months ended March 31,
$ in millions	2021	2020
Net cash provided by operating activities	$11.3	$—
Net cash used in investing activities	(56.2)	(44.4)
Net cash provided by financing activities	50.0	45.0
Net change	5.1	0.6
Balance at beginning of period	11.8	21.3
Cash, cash equivalents, and restricted cash at end of period	$16.9	$21.9

AES Ohio – Net cash from operating activities

	Three months ended March 31,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income	$18.3	$11.7	$6.6
Depreciation and amortization	18.7	17.3	1.4
Deferred income taxes	3.2	3.0	0.2
Net income, adjusted for non-cash items	40.2	32.0	8.2
Net change in operating assets and liabilities	(28.9)	(32.0)	3.1
Net cash provided by operating activities	$11.3	$—	$11.3

The net change in operating assets and liabilities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to timing of payments	$4.3
Other	(1.2)
Net increase in cash from changes in operating assets and liabilities	$3.1

AES Ohio – Net cash from investing activities
Net cash used in investing activities was $(56.2) million for the three months ended March 31, 2021 compared to $(44.4) million for the three months ended March 31, 2020. This $11.8 million increase in cash used primarily relates to a $12.3 million increase in capital expenditures due to increased spending on T&D projects in the current year.

AES Ohio – Net cash from financing activities
Net cash provided by financing activities was $50.0 million for the three months ended March 31, 2021 compared to $45.0 million from financing activities for the three months ended March 31, 2020. This $5.0 million increase relates to a $15.0 million increase in borrowings on revolving credit facilities in the current year, partially offset by $10.0 million in return of capital payments to DPL in the current year.

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

At March 31, 2021, AES Ohio and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2021
AES Ohio	Revolving	June 2024	$175.0	$93.9
DPL	Revolving	June 2023	110.0	30.0
			$285.0	$123.9

AES Ohio has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides AES Ohio the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At March 31, 2021, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $80.0 million in borrowings, with the remaining $93.9 million available to AES Ohio.

DPL has a revolving credit facility of $110.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in AES Ohio. The facility expires in June 2023. At March 31, 2021, there were no letter of credits outstanding and $80.0 million in borrowings, with the remaining $30.0 million available to DPL.

Capital Requirements
Planned construction additions for 2021 relate primarily to new investments in and upgrades to AES Ohio’s transmission and distribution system. Capital projects are subject to continuing review and are revised considering changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental requirements, among other factors.

DPL is projecting to spend an estimated $746.0 million in capital projects for the period 2021 through 2023, of which $736.0 million is projected to be spent by AES Ohio. AES Ohio's projection includes expected spending under its Smart Grid Plan included in the Stipulation and Recommendation entered into on October 23, 2020 as well as new transmission projects. See additional information in Note 3 – Regulatory Matters of Notes to DPL's Condensed

Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. AES Ohio anticipates spending approximately $76.0 million within the next five years to reinforce its transmission system to comply with mandatory NERC and FERC Form 715 planning requirements. These anticipated costs are included in the overall capital projections above.

Long-term debt covenants
For information regarding our long-term debt covenants, see Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to AES Ohio's Condensed Financial Statements.

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and outlook for DPL and AES Ohio, along with the effective or affirmed date of each rating.

	DPL	AES Ohio	Outlook
Fitch Ratings	BB (a)	BBB+(b)	Negative
Moody's Investors Service, Inc.	Ba1 (a)	A3 (b)	Negative
Standard & Poor's Financial Services LLC	BB+ (a)	BBB+ (b)	Developing

a.Rating relates to DPL's senior unsecured debt.
b.Rating relates to AES Ohio’s senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio, along with the effective or affirmed date of each rating.

	DPL	AES Ohio	Outlook
Fitch Ratings	BB	BBB-	Negative
Moody's Investors Service, Inc.	Ba1	Baa2	Negative
Standard & Poor's Financial Services LLC	BB+	BB+	Developing

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to AES Ohio's Condensed Financial Statements.

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

Critical Accounting Estimates

DPL’s Condensed Consolidated Financial Statements and AES Ohio’s Condensed Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2020 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2021.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2020 and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Form 10-K.

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

DPL Inc.
(Registrant)

Date:	May 5, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	May 5, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 5, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 5, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)