Form 10-Q
period 2021-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2021-08-04
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended June 30, 2021

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Revenues	$148.1	$155.1	$323.3	$326.3

Operating costs and expenses
Net fuel cost	0.1	0.3	0.5	0.9
Net purchased power cost	53.9	49.2	125.4	112.0
Operation and maintenance	38.0	43.8	72.8	90.8
Depreciation and amortization	18.9	18.5	38.0	36.2
Taxes other than income taxes	20.7	21.0	41.1	41.9
Total operating costs and expenses	131.6	132.8	277.8	281.8

Operating income	16.5	22.3	45.5	44.5

Other expense, net:
Interest expense	(15.6)	(19.4)	(31.2)	(38.3)
Other income / (expense)	0.6	0.8	1.1	(0.1)
Total other expense, net	(15.0)	(18.6)	(30.1)	(38.4)

Income from continuing operations before income tax	1.5	3.7	15.4	6.1

Income tax expense from continuing operations	0.9	2.8	0.6	2.7

Net income from continuing operations	0.6	0.9	14.8	3.4

Discontinued operations (Note 12):
Loss from discontinued operations before income tax	(0.2)	(1.2)	(1.0)	(2.0)
Gain from disposal of discontinued operations	—	4.5	—	4.5
Income tax expense / (benefit) from discontinued operations	—	0.7	(0.2)	0.5
Net income / (loss) from discontinued operations	(0.2)	2.6	(0.8)	2.0

Net income	$0.4	$3.5	$14.0	$5.4
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Net income	$0.4	$3.5	$14.0	$5.4
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	0.2	—	(0.1)
Reclassification to earnings, net of income tax expense of $0.1, $0.0, $0.1 and $0.1 for each respective period	(0.2)	(0.2)	(0.4)	(0.5)
Total derivative activity	(0.2)	—	(0.4)	(0.6)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.2), $(0.1), $(0.3) and $(0.1) for each respective period	0.5	0.2	1.0	0.5
Total change in unfunded pension and postretirement obligations	0.5	0.2	1.0	0.5

Other comprehensive income / (loss)	0.3	0.2	0.6	(0.1)

Net comprehensive income	$0.7	$3.7	$14.6	$5.3
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$16.7	$25.4
Restricted cash	0.1	0.1
Accounts receivable, net of allowance for credit losses of $1.7 and $2.8, respectively (Note 1)	65.4	69.7
Inventories	9.5	8.8
Taxes applicable to subsequent years	38.8	78.0
Regulatory assets, current	34.9	27.5
Taxes receivable	20.3	17.9
Prepayments and other current assets	9.2	5.8
Total current assets	194.9	233.2

Property, plant & equipment:
Property, plant & equipment	1,903.2	1,839.3
Less: Accumulated depreciation and amortization	(442.8)	(415.7)
	1,460.4	1,423.6
Construction work in process	156.1	141.7
Total net property, plant & equipment	1,616.5	1,565.3

Other non-current assets:
Regulatory assets, non-current	191.6	193.6
Intangible assets, net of amortization	18.9	19.3
Other non-current assets	27.0	24.6
Total other non-current assets	237.5	237.5

Total assets	$2,048.9	$2,036.0

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$180.2	$100.2
Accounts payable	73.2	84.5
Accrued taxes	67.0	83.0
Accrued interest	15.6	16.0
Customer deposits	18.0	19.4
Regulatory liabilities, current	14.9	18.0
Accrued and other current liabilities	17.9	21.0
Total current liabilities	386.8	342.1

Non-current liabilities:
Long-term debt (Note 5)	1,394.2	1,393.4
Deferred income taxes	185.9	177.2
Taxes payable	41.4	80.4
Regulatory liabilities, non-current	214.5	218.3
Accrued pension and other post-retirement benefits	82.5	93.9
Other non-current liabilities	12.5	14.2
Total non-current liabilities	1,931.0	1,977.4

Commitments and contingencies (Note 9)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,468.8	2,468.8
Accumulated other comprehensive loss	(11.7)	(12.3)
Accumulated deficit	(2,726.0)	(2,740.0)
Total common shareholder's deficit	(268.9)	(283.5)

Total liabilities and shareholder's deficit	$2,048.9	$2,036.0
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$14.0	$5.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38.0	36.4
Deferred income taxes	4.6	33.5
Gain on disposal and sale of business, net	—	(4.5)
Changes in certain assets and liabilities:
Accounts receivable, net	4.4	19.1
Inventories	(0.6)	4.7
Taxes applicable to subsequent years	39.2	36.8
Deferred regulatory costs, net	(9.8)	(19.5)
Prepayments and other current assets	(5.7)	2.0
Accounts payable	4.1	(10.1)
Accrued taxes payable / receivable	(57.5)	(13.0)
Accrued interest	(0.4)	0.3
Accrued and other current liabilities	(3.7)	(3.0)
Accrued pension and other post-retirement benefits	(11.4)	(9.3)
Other	1.5	4.0
Net cash provided by operating activities	16.7	82.8
Cash flows from investing activities:
Capital expenditures	(94.9)	(66.9)
Cost of removal payments	(9.2)	(17.1)
Payments on disposal and sale of business interests	(0.8)	(0.6)
Proceeds from sale of property (a)	—	5.1
Other investing activities, net	(0.1)	(0.8)
Net cash used in investing activities	(105.0)	(80.3)
Cash flows from financing activities:
Payments of deferred financing costs	(0.4)	(6.1)
Issuance of long-term debt	—	415.0
Borrowings from revolving credit facilities	80.0	75.0
Repayment of borrowings from revolving credit facilities	—	(219.0)
Equity contribution from parent	—	98.0
Other financing activities, net	—	(0.1)
Net cash provided by financing activities	79.6	362.8
Cash, cash equivalents, and restricted cash:
Net change	(8.7)	365.3
Balance at beginning of period	25.5	47.0
Cash, cash equivalents, and restricted cash at end of period	$16.8	$412.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$29.6	$41.1
Income taxes paid / (refunded), net	$—	$(52.0)
Non-cash financing and investing activities:
Accruals for capital expenditures	$15.8	$10.1
Accruals from sale of business	$—	$3.4

(a)    Proceeds from sale of property include $5.1 million of proceeds received from AES during the six months ended June 30, 2020 related to the 2019 sale of software previously recorded on AES Ohio Generation. There was no gain or loss recorded on the transaction.

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net comprehensive income				0.3	13.6	13.9
Balance, March 31, 2021	1	—	2,468.8	(12.0)	(2,726.4)	(269.6)
Net comprehensive income				0.3	0.4	0.7
Balance, June 30, 2021	1	$—	$2,468.8	$(11.7)	$(2,726.0)	$(268.9)

(a)    1,500 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net comprehensive income				(0.3)	1.9	1.6
Balance, March 31, 2020	1	—	2,370.7	(3.9)	(2,737.1)	(370.3)
Net comprehensive loss				0.2	3.5	3.7
Capital contributions (b)			98.0			98.0
Balance, June 30, 2020	1	$—	$2,468.7	$(3.7)	$(2,733.6)	$(268.6)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended June 30, 2021

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2021; our results of operations for the three and six months ended June 30, 2021 and 2020, our cash flows for the six months ended June 30, 2021 and 2020 and the changes in our equity for the three and six months ended June 30, 2021 and 2020. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2021 may not be indicative of our results that will be realized for the full year ending December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$16.7	$25.4
Restricted cash	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$16.8	$25.5

Accounts Receivable and Allowance for Credit Losses
Accounts receivable were as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
$ in millions	2021	2020
Accounts receivable, net:
Customer receivables	$41.5	$48.5
Unbilled revenue	19.3	21.6
Amounts due from affiliates	0.8	0.2
Due from PJM transmission enhancement settlement	1.7	1.7
Other	3.8	0.5
Allowance for credit losses	(1.7)	(2.8)
Total accounts receivable, net	$65.4	$69.7

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2021 and 2020 :

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$(0.2)	$(1.6)	$0.7	$1.7
2020	$0.4	$2.6	$(0.9)	$0.9	$3.0

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances. See Note 13 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories
Inventories consist of materials and supplies at June 30, 2021 and December 31, 2020.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Excise taxes collected	$11.3	$10.9	$24.2	$23.3

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three and six months ended June 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2021	2020	2021	2020
Gains and losses on cash flow hedges (Note 4):
	Interest expense	$(0.3)	$(0.2)	$(0.5)	$(0.6)
	Income tax expense	0.1	—	0.1	0.1
	Net of income taxes	(0.2)	(0.2)	(0.4)	(0.5)

Amortization of defined benefit pension items (Note 7):
	Other expense	0.7	0.3	1.3	0.6
	Income tax benefit	(0.2)	(0.1)	(0.3)	(0.1)
	Net of income taxes	0.5	0.2	1.0	0.5

Total reclassifications for the period, net of income taxes		$0.3	$—	$0.6	$—

The changes in the components of Accumulated other comprehensive loss during the six months ended June 30, 2021 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance at January 1, 2021	$13.6	$(25.9)	$(12.3)

Amounts reclassified from AOCL to earnings	(0.4)	1.0	0.6
Net current period other comprehensive income / (loss)	(0.4)	1.0	0.6

Balance at June 30, 2021	$13.2	$(24.9)	$(11.7)

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

Note 2 – Regulatory Matters

Smart Grid and Comprehensive Settlement
On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Applications for rehearing of the PUCO's orders relating to the comprehensive settlement were filed on July 16, 2021 and remain pending. Consistent with AES’ earlier statement of intent and based on recent discussions with AES, with the PUCO’s issuance of their opinion and order, DPL and AES Ohio expect that AES will make cash contributions of $150.0 million in 2021 to enable Smart Grid investment.

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

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order. On July 26, 2021, the PUCO staff filed its Staff Report of Investigation in the distribution rate case. AES Ohio is preparing its response to this report. A hearing before the PUCO in this case has been set to begin on October 4, 2021.

FERC Proceedings
On November 15, 2018 the FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, AES Ohio filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. An uncontested settlement was filed December 10, 2020, which would increase the rates that were in effect prior to the filing but are a reduction from the rate that became effective subject to refund on May 3, 2020. Among other things, the settlement establishes new depreciation rates for our transmission assets and an authorized return on equity (ROE) of 9.85%, which would rise to 9.99% if the FERC were to approve in a separate ongoing proceeding a return on equity “adder” to recognize our continued membership in PJM. The 9.85% ROE (base) and 9.99% ROE (base + incentive) levels are subject to a four-year moratorium on other proposed ROE changes. Proposals to raise or lower the ROE could be filed with an effective date after the moratorium expires on April 14, 2025. The required flowback of excess deferred taxes under the NOPR was also addressed and resolved as part of this formula transmission rate settlement. On April 15, 2021, the FERC approved the transmission rate settlement. On July 15, 2021, in the separate proceeding, the FERC denied approval of the return on equity “adder” and ordered AES Ohio to modify its rates within 30 days to eliminate the "adder". AES Ohio intends to request rehearing of the order; however, if the Commission ultimately denies AES Ohio’s request in a final order, AES Ohio will also be required to refund amounts collected pursuant to the “adder” effective October 3, 2020 with interest. This amount is not expected to be material to the financial statements.

Note 3 – Fair Value

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2021 and December 31, 2020. Further information about the fair value of our derivative instruments can be found in Note 4 – Derivative Instruments and Hedging Activities.

	June 30, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.0	5.0	2.1	4.5
Debt securities	3.8	3.9	4.0	4.1
Total	$6.1	$9.2	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,394.4	$1,530.1	$1,393.6	$1,571.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheets at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2021 or 2020.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.3 million and $0.8 million during the during the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $(0.3) million during the six months ended June 30, 2021 and 2020, respectively. These amounts are included in "Other income / (expense)" in our Condensed Consolidated Statements of Operations.

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

The fair value of assets and liabilities at June 30, 2021 and December 31, 2020 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at June 30, 2021 (a)				Fair value at December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	5.0	—	5.0	—	4.5	—	4.5
Debt securities	—	3.9	—	3.9	—	4.1	—	4.1
Total Master Trust assets	0.3	8.9	—	9.2	0.3	8.6	—	8.9

Total	$0.3	$8.9	$—	$9.2	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$1,512.8	$17.3	$1,530.1	$—	$1,554.2	$17.4	$1,571.6

Total Liabilities	$—	$1,512.8	$17.3	$1,530.1	$—	$1,554.2	$17.4	$1,571.6

(a)    Includes credit valuation adjustment

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

Note 4 – Derivative Instruments and Hedging Activities

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

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$13.4	$13.9	$13.6	$14.5
Net gains / (losses) associated with current period hedging transactions	—	0.2	—	(0.1)
Net gains reclassified to earnings
Interest expense	(0.2)	(0.2)	(0.4)	(0.5)
Ending accumulated derivative gains in AOCL	$13.2	$13.9	$13.2	$13.9

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

Note 5 – Long-term Debt

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2021	2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.3	17.4
Unamortized deferred financing costs			(5.7)	(5.7)
Unamortized debt discounts, net			(2.6)	(2.6)
Total long-term debt at AES Ohio			574.0	574.1

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (a)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(9.3)	(10.2)
Unamortized debt discounts, net			(0.9)	(0.9)
Total long-term debt			1,394.4	1,393.6
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,394.2	$1,393.4

(a)Note payable to related party.

Lines of credit
At June 30, 2021 and December 31, 2020, the DPL revolving credit facility had outstanding borrowings of $80.0 million and $80.0 million, respectively. At June 30, 2021 and December 31, 2020, the AES Ohio revolving credit facility had outstanding borrowings of $100.0 million and $20.0 million, respectively.

Significant transactions
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

DPL agreed to register the 2025 DPL Senior Unsecured Bonds under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement dated June 19, 2020. DPL filed a registration statement on Form S-4 with respect to the 2025 DPL Senior Unsecured Bonds with the SEC on March 15, 2021, and this registration statement was declared effective on March 31, 2021. The exchange offer closed on May 5, 2021.

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

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of June 30, 2021, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September

30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of June 30, 2021, DPL was in compliance with this financial covenant.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of June 30, 2021, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

AES Ohio's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2021, AES Ohio was in compliance with this financial covenant.

As of June 30, 2021, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 6 – Income Taxes

DPL's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2021 were 69.2% and 2.8%, respectively, and 50.0% and 37.2% for the three and six months ended June 30, 2020, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.5% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

DPL's income tax expense for the six months ended June 30, 2021 was calculated using the estimated annual effective income tax rates for 2021 of 2.6%. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

Note 7 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $9.8 million and $7.5 million in employer contributions during the six months ended June 30, 2021 and 2020, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plan. The components of net periodic benefit costs other than service costs are included in Other income / (expense) in the Condensed Consolidated Statements of Operations.

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2021 and 2020 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Service cost	$1.1	$1.0	$2.2	$1.9
Interest cost	2.0	2.9	4.0	5.9
Expected return on plan assets	(3.7)	(4.7)	(7.4)	(9.4)
Amortization of unrecognized:
Prior service cost	0.2	0.2	0.4	0.5
Actuarial loss	2.3	1.6	4.6	3.1
Net periodic benefit cost	$1.9	$1.0	$3.8	$2.0

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.5 million at June 30, 2021 and $9.0 million at December 31, 2020 were not material to the financial statements in the periods covered by this report.

Note 8 – Shareholder's Deficit

Capital Contributions from AES
There were no capital contributions during the six months ended June 30, 2021.

During the six months ended June 30, 2020, DPL received $150.0 million in a cash contribution from AES, which DPL then used to make a $150.0 million capital contribution to AES Ohio. The contribution at DPL represented an equity capital contribution of $98.0 million and a payment of $52.0 million against its tax receivable. The proceeds from the capital contribution at AES Ohio will primarily be used for funding needs to support AES Ohio's capital expenditure program, mainly new investments in and upgrades to AES Ohio’s transmission and distribution system.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Guarantees
Previously, DPL entered into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements were entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. During the six months ended June 30, 2021, DPL did not incur any losses related to the guarantees of these obligations, and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees. At June 30, 2021, DPL had $1.9 million of such guarantees on behalf of AES Ohio Generation. There were no outstanding balances for commercial transactions covered by these guarantees at June 30, 2021 or December 31, 2020.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. At June 30, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $58.6 million, of $1,196.3 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2021, cannot be reasonably determined.

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2021
Revenues from external customers	$145.7	$2.4	$—	$148.1
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$145.9	$3.3	$(1.1)	$148.1

Depreciation and amortization	$18.5	$0.4	$—	$18.9
Interest expense	$6.0	$9.6	$—	$15.6
Income / (loss) from continuing operations before income tax	$9.1	$(7.6)	$—	$1.5

Capital expenditures	$42.4	$0.6	$—	$43.0

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2020
Revenues from external customers	$152.8	$2.3	$—	$155.1
Intersegment revenues	0.3	0.9	(1.2)	—
Total revenues	$153.1	$3.2	$(1.2)	$155.1

Depreciation and amortization	$18.2	$0.3	$—	$18.5
Interest expense	$6.4	$13.0	$—	$19.4
Income / (loss) from continuing operations before income tax	$15.5	$(11.8)	$—	$3.7

Capital expenditures	$24.1	$2.6	$—	$26.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2021
Revenues from external customers	$318.3	$5.0		$323.3
Intersegment revenues	0.4	1.8	(2.2)	—
Total revenues	$318.7	$6.8	$(2.2)	$323.3

Depreciation and amortization	$37.2	$0.8	$—	$38.0
Interest expense	$12.0	$19.2	$—	$31.2
Income / (loss) from continuing operations before income tax	$30.6	$(15.2)	$—	$15.4

Capital expenditures	$94.0	$0.9	$—	$94.9

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2020
Revenues from external customers	$321.6	$4.7	$—	$326.3
Intersegment revenues	0.5	1.7	(2.2)	—
Total revenues	$322.1	$6.4	$(2.2)	$326.3

Depreciation and amortization	$35.5	$0.7	$—	$36.2
Interest expense	$12.6	$25.7	$—	$38.3
Income / (loss) from continuing operations before income tax	$28.4	$(22.3)	$—	$6.1

Capital expenditures	$63.4	$3.5	$—	$66.9

Total Assets	June 30, 2021	December 31, 2020
Utility	$2,025.5	$2,014.7
All Other (a)	23.4	21.3
DPL Consolidated	$2,048.9	$2,036.0

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

DPL's revenue from contracts with customers was $147.4 million and $148.3 million for the three months ended June 30, 2021 and 2020, respectively; and $319.5 million and $315.3 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2021 and 2020:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$77.7	$—	$—	$77.7
Commercial revenue	28.2	—	—	28.2
Industrial revenue	14.1	—	—	14.1
Governmental revenue	5.5	—	—	5.5
Other (a)	2.8	—	—	2.8
Total retail revenue from contracts with customers	128.3	—	—	128.3
Wholesale revenue
Wholesale revenue from contracts with customers	3.6	—	(0.2)	3.4
RTO ancillary revenue	12.1	—	—	12.1
Capacity revenue	1.3	—	—	1.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.3	—	2.3
Other miscellaneous revenue	0.6	1.0	(0.9)	0.7
Total revenues	$145.9	$3.3	$(1.1)	$148.1

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$83.7	$—	$—	$83.7
Commercial revenue	26.5	—	—	26.5
Industrial revenue	11.9	—	—	11.9
Governmental revenue	8.6	—	—	8.6
Other (a)	2.6	—	—	2.6
Total retail revenue from contracts with customers	133.3	—	—	133.3
Other retail revenue (b)	5.4	—	—	5.4
Wholesale revenue
Wholesale revenue from contracts with customers	1.8	—	(0.3)	1.5
RTO ancillary revenue	10.1	0.1	—	10.2
Capacity revenue	1.1	—	—	1.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.2	—	2.2
Other miscellaneous revenue	1.4	0.9	(0.9)	1.4
Total revenues	$153.1	$3.2	$(1.2)	$155.1

	Six months ended June 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$176.0	$—	$—	$176.0
Commercial revenue	55.5	—	—	55.5
Industrial revenue	26.4	—	—	26.4
Governmental revenue	12.9	—	—	12.9
Other (a)	6.5	—	—	6.5
Total retail revenue from contracts with customers	277.3	—	—	277.3
Wholesale revenue
Wholesale revenue from contracts with customers	8.6	—	(0.4)	8.2
RTO ancillary revenue	26.9	0.1	—	27.0
Capacity revenue	2.2	—	—	2.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	4.8	—	4.8
Other miscellaneous revenue	3.7	1.9	(1.8)	3.8
Total revenues	$318.7	$6.8	$(2.2)	$323.3

	Six months ended June 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$180.6	$—	$—	$180.6
Commercial revenue	55.4	—	—	55.4
Industrial revenue	23.7	—	—	23.7
Governmental revenue	17.8	—	—	17.8
Other (a)	6.0	—	—	6.0
Total retail revenue from contracts with customers	283.5	—	—	283.5
Other retail revenue (b)	8.7	—	—	8.7
Wholesale revenue
Wholesale revenue from contracts with customers	4.5	—	(0.5)	4.0
RTO ancillary revenue	20.8	0.1	—	20.9
Capacity revenue	2.3	—	—	2.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	4.6	—	4.6
Other miscellaneous revenue	2.3	1.7	(1.7)	2.3
Total revenues	$322.1	$6.4	$(2.2)	$326.3

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

The balances of receivables from contracts with customers were $60.8 million and $70.1 million as of June 30, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 12 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $2.6 million has been paid through June 30, 2021. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

DPL determined that the transfer of Conesville along with the transfers of Stuart and Killen in 2019 and the sales of the Peaker Assets in 2018 and Miami Fort and Zimmer in 2017 constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations of this group of components have been reported as such in the Condensed Consolidated Statements of Operations for all periods presented.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Revenues	$0.5	$8.8	$1.4	$22.4
Operating costs and other expenses	(0.7)	(10.0)	(2.4)	(24.4)
Loss from discontinued operations before income tax	(0.2)	(1.2)	(1.0)	(2.0)
Gain from disposal of discontinued operations	—	4.5	—	4.5
Income tax expense / (benefit) from discontinued operations	—	0.7	(0.2)	0.5
Net income / (loss) from discontinued operations	$(0.2)	$2.6	$(0.8)	$2.0

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $0.2 million and $(2.7) million for the three months ended June 30, 2021 and 2020, respectively, and $0.0 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Cash flows from investing activities for discontinued operations were $(0.4) million and $(0.6) million for the three months ended June 30, 2021 and 2020, respectively, and $(0.8) million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.

Note – 13 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Many countries, including the U.S., reacted to the pandemic by instituting quarantines and mandating business and school closures or limitations and other social distancing measures. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses continue to evolve as vaccine availability and usage continues and the State and businesses review and adjust the scope and requirements of social distancing measures. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We continue to take a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and may continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Revenues	$145.9	$153.1	$318.7	$322.1

Operating costs and expenses
Net fuel cost	0.1	0.3	0.5	0.9
Net purchased power cost	53.6	49.0	124.8	111.4
Operation and maintenance	37.7	42.9	72.3	89.9
Depreciation and amortization	18.5	18.2	37.2	35.5
Taxes other than income taxes	20.7	21.0	41.0	41.8
Total operating costs and expenses	130.6	131.4	275.8	279.5

Operating income	15.3	21.7	42.9	42.6

Other income / (expense), net:
Interest expense	(6.0)	(6.4)	(12.0)	(12.6)
Other income / (expense)	(0.2)	0.2	(0.3)	(1.6)
Total other expense, net	(6.2)	(6.2)	(12.3)	(14.2)

Income before income tax	9.1	15.5	30.6	28.4

Income tax expense / (benefit)	0.5	(2.3)	3.7	(1.1)

Net income	$8.6	$17.8	$26.9	$29.5
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Net income	$8.6	$17.8	$26.9	$29.5
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	0.2	—	(0.1)
Reclassification to earnings, net of income tax benefit of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	(0.1)	—	(0.2)
Total derivative activity	—	0.1	—	(0.3)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.3), $(0.2), $(0.6) and $(0.4) for each respective period	0.9	0.8	1.9	1.6
Total change in unfunded pension and postretirement obligations	0.9	0.8	1.9	1.6

Other comprehensive income	0.9	0.9	1.9	1.3

Net comprehensive income	$9.5	$18.7	$28.8	$30.8
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4.8	$11.7
Restricted cash	0.1	0.1
Accounts receivable, net of allowance for credit losses of $1.7 and $2.8, respectively (Note 1)	64.9	70.2
Inventories	9.5	8.8
Taxes applicable to subsequent years	38.7	77.6
Regulatory assets, current	34.9	27.5
Taxes receivable	30.7	32.5
Prepayments and other current assets	10.7	6.4
Total current assets	194.3	234.8

Property, plant & equipment:
Property, plant & equipment	2,490.3	2,437.3
Less: Accumulated depreciation and amortization	(1,047.8)	(1,032.1)
	1,442.5	1,405.2
Construction work in process	152.6	138.8
Total net property, plant & equipment	1,595.1	1,544.0

Other non-current assets:
Regulatory assets, non-current	191.6	193.6
Intangible assets, net of amortization	17.9	18.3
Other non-current assets	26.6	24.0
Total other non-current assets	236.1	235.9
Total assets	$2,025.5	$2,014.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$100.2	$20.2
Accounts payable	72.3	85.5
Accrued taxes	67.9	82.7
Accrued interest	2.9	2.6
Customer deposits	17.8	19.1
Regulatory liabilities, current	14.9	18.0
Accrued and other current liabilities	12.5	25.0
Total current liabilities	288.5	253.1

Non-current liabilities:
Long-term debt (Note 5)	573.8	573.9
Deferred income taxes	180.4	172.1
Taxes payable	41.3	80.3
Regulatory liabilities, non-current	214.5	218.3
Accrued pension and other post-retirement benefits	82.5	93.9
Other non-current liabilities	6.0	6.4
Total non-current liabilities	1,098.5	1,144.9

Commitments and contingencies (Note 8)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	707.4	714.4
Accumulated other comprehensive loss	(40.2)	(42.1)
Accumulated deficit	(29.1)	(56.0)
Total common shareholder's equity	638.5	616.7
Total liabilities and shareholder's equity	$2,025.5	$2,014.7
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$26.9	$29.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37.2	35.5
Deferred income taxes	3.7	1.2
Changes in certain assets and liabilities:
Accounts receivable, net	5.3	4.9
Inventories	(0.6)	1.3
Taxes applicable to subsequent years	38.9	36.8
Deferred regulatory costs, net	(9.8)	(19.5)
Prepayments and other current assets	(6.7)	3.4
Accounts payable	2.6	(8.7)
Accrued taxes payable / receivable	(52.0)	(36.1)
Accrued interest	0.3	(0.1)
Accrued and other current liabilities	(3.8)	(4.0)
Accrued pension and other post-retirement benefits	(11.4)	(9.3)
Other	2.0	3.8
Net cash provided by operating activities	32.6	38.7
Cash flows from investing activities:
Capital expenditures	(94.0)	(63.4)
Cost of removal payments	(9.2)	(17.1)
Insurance proceeds	1.0	—
Other investing activities, net	(0.1)	(0.7)
Net cash used in investing activities	(102.3)	(81.2)
Cash flows from financing activities:
Payments of deferred financing costs	(0.2)	(0.3)
Dividends and returns of capital paid to parent	(17.0)	(14.2)
Equity contribution from parent	—	150.0
Borrowings from revolving credit facilities	80.0	75.0
Repayment of borrowings from revolving credit facilities	—	(115.0)
Other financing activities, net	—	(0.1)
Net cash provided by financing activities	62.8	95.4
Cash, cash equivalents, and restricted cash:
Net change	(6.9)	52.9
Balance at beginning of period	11.8	21.3
Cash, cash equivalents, and restricted cash at end of period	$4.9	$74.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.2	$10.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$15.7	$10.0
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net comprehensive income				1.0	18.3	19.3
Balance, March 31, 2021	41,172,173	0.4	714.4	(41.1)	(37.7)	636.0
Net comprehensive income				0.9	8.6	9.5
Return of capital			(7.0)			(7.0)
Balance, June 30, 2021	41,172,173	$0.4	$707.4	$(40.2)	$(29.1)	$638.5

(a)    $0.01 par value, 50,000,000 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net comprehensive income				0.4	11.7	12.1
Balance, March 31, 2020	41,172,173	0.4	617.0	(36.5)	(95.4)	485.5
Net comprehensive income				0.9	17.8	18.7
Return of capital			(14.2)			(14.2)
Capital contribution from parent			150.0			150.0
Other			0.1			0.1
Balance, June 30, 2020	41,172,173	$0.4	$752.9	$(35.6)	$(77.6)	$640.1

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2021; our results of operations for the three and six months ended June 30, 2021 and 2020, our cash flows for the six months ended June 30, 2021 and 2020 and the changes in our equity for the three and six months ended June 30, 2021 and 2020. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2021 may not be indicative of our results that will be realized for the full year ending December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$4.8	$11.7
Restricted cash	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$4.9	$11.8

Accounts Receivable and Allowance for Credit Losses
Accounts receivable were as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
$ in millions	2021	2020
Accounts receivable, net:
Customer receivables	40.5	$47.6
Unbilled revenue	19.3	21.6
Amounts due from affiliates	1.6	1.9
Due from PJM transmission enhancement settlement	1.7	1.7
Other	3.5	0.2
Allowance for credit losses	(1.7)	(2.8)
Total accounts receivable, net	$64.9	$70.2

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2021 and 2020:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$(0.2)	$(1.6)	$0.7	$1.7
2020	$0.4	$2.6	$(0.9)	$0.9	$3.0

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances. See Note 11 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories
Inventories consist of materials and supplies at June 30, 2021 and December 31, 2020.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Excise taxes collected	$11.3	$10.9	$24.2	$23.3

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three and six months ended June 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2021	2020	2021	2020
Gains and losses on cash flow hedges (Note 4):
	Interest expense	$—	$(0.1)	$—	$(0.2)
	Income tax benefit	—	—	—	—
	Net of income taxes	—	(0.1)	—	(0.2)

Amortization of defined benefit pension items (Note 7):
	Other expense	1.2	1.0	2.5	2.0
	Income tax benefit	(0.3)	(0.2)	(0.6)	(0.4)
	Net of income taxes	0.9	0.8	1.9	1.6

Total reclassifications for the period, net of income taxes		$0.9	$0.7	$1.9	$1.4

The changes in the components of Accumulated other comprehensive loss during the six months ended June 30, 2021 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance at January 1, 2021	$(42.1)

Amounts reclassified from AOCL to earnings	1.9
Net current period other comprehensive income	1.9

Balance at June 30, 2021	$(40.2)

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

Note 2 – Regulatory Matters

Smart Grid and Comprehensive Settlement
On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Applications for rehearing of the PUCO's orders relating to the comprehensive settlement were filed on July 16, 2021 and remain pending. Consistent with AES’ earlier statement of intent and based on recent discussions with AES, with the PUCO’s issuance of their opinion and order, DPL and AES Ohio expect that AES will make cash contributions of $150.0 million in 2021 to enable Smart Grid investment.

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

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order. On July 26, 2021, the PUCO staff filed its Staff Report of Investigation in the distribution rate case. AES Ohio is preparing its response to this report. A hearing before the PUCO in this case has been set to begin on October 4, 2021.

FERC Proceedings
On November 15, 2018 the FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, AES Ohio filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. An uncontested settlement was filed December 10, 2020, which would increase the rates that were in effect prior to the filing but are a reduction from the rate that became effective subject to refund on May 3, 2020. Among other things, the settlement establishes new depreciation rates for our transmission assets and an authorized return on equity (ROE) of 9.85%, which would rise to 9.99% if the FERC were to approve in a separate ongoing proceeding a return on equity “adder” to recognize our continued membership in PJM. The 9.85% ROE (base) and 9.99% ROE (base + incentive) levels are subject to a four-year moratorium on other proposed ROE changes. Proposals to raise or lower the ROE could be filed with an effective date after the moratorium expires on April 14, 2025. The required flowback of excess deferred taxes under the NOPR was also addressed and resolved as part of this formula transmission rate settlement. On April 15, 2021, the FERC approved the transmission rate settlement. On July 15, 2021, in the separate proceeding, the FERC denied approval of the return on equity “adder” and ordered AES Ohio to modify its rates within 30 days to eliminate the "adder". AES Ohio intends to request rehearing of the order; however, if the Commission ultimately denies AES Ohio’s request in a final order, AES Ohio will also be required to refund amounts collected pursuant to the “adder” effective October 3, 2020 with interest. This amount is not expected to be material to the financial statements.

Note 3 – Fair Value

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2021 and December 31, 2020. Further information about the fair value of our derivative instruments can be found in Note 4 – Derivative Instruments and Hedging Activities.

	June 30, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.0	5.0	2.1	4.5
Debt securities	3.8	3.9	4.0	4.1
Total	$6.1	$9.2	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.0	$632.5	$574.1	$656.0

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheets at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2021 or 2020.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.3 million and $0.8 million during the during the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $(0.3) million during the six months ended June 30, 2021 and 2020, respectively. These amounts are included in "Other expense, net" in our Condensed Statements of Operations.

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

The fair value of assets and liabilities at June 30, 2021 and December 31, 2020 and the respective category within the fair value hierarchy for AES Ohio is as follows:

$ in millions	Fair value at June 30, 2021 (a)				Fair value at December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	5.0	—	5.0	—	4.5	—	4.5
Debt securities	—	3.9	—	3.9	—	4.1	—	4.1

Total	$0.3	$8.9	$—	$9.2	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$615.2	$17.3	$632.5	$—	$638.6	$17.4	$656.0

Total Liabilities	$—	$615.2	$17.3	$632.5	$—	$638.6	$17.4	$656.0

(a)    Includes credit valuation adjustment

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

Note 4 – Derivative Instruments and Hedging Activities

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

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2020:

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative losses in AOCL	$(0.8)	$(0.4)
Net gains / (losses) associated with current period hedging transactions	0.2	(0.1)
Net gains reclassified to earnings
Interest expense	(0.1)	(0.2)
Ending accumulated derivative losses in AOCL	$(0.7)	$(0.7)

Note 5 – Long-term Debt

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2021	2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.3	17.4
Unamortized deferred financing costs			(5.7)	(5.7)
Unamortized debt discounts, net			(2.6)	(2.6)
Total long-term debt			574.0	574.1
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$573.8	$573.9

Line of credit
At June 30, 2021 and December 31, 2020, AES Ohio had outstanding borrowings on its line of credit of $100.0 million and $20.0 million, respectively.

Long-term debt covenants and restrictions
AES Ohio's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2021, AES Ohio was in compliance with this financial covenant.

As of June 30, 2021, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 6 – Income Taxes

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2021 were 5.5% and 12.1%, respectively, and (14.8)% and (3.9)% for the three and six months ended June 30, 2020, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.5% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

Note 7 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $9.8 million and $7.5 million in employer contributions during the six months ended June 30, 2021 and 2020, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plan. The components of net periodic benefit costs other than service costs are included in Other income / (expense) in the Condensed Statements of Operations.

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2021 and 2020 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Service cost	$1.1	$1.0	$2.2	$1.9
Interest cost	2.0	2.9	4.0	5.9
Expected return on plan assets	(3.7)	(4.7)	(7.4)	(9.4)
Amortization of unrecognized:
Prior service cost	0.3	0.4	0.6	0.7
Actuarial loss	2.8	2.1	5.6	4.3
Net periodic benefit cost	$2.5	$1.7	$5.0	$3.4

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.5 million at June 30, 2021 and $9.0 million at December 31, 2020 were not material to the financial statements in the periods covered by this report.

Note 8 – Shareholder's Equity

Returns of Capital
During the six months ended June 30, 2021, AES Ohio made return of capital payments of $17.0 million to DPL, of which $7.0 million was declared in 2021.

During the six months ended June 30, 2020, DPL made a capital contribution of $150.0 million to AES Ohio. The proceeds are primarily being used to support AES Ohio's capital expenditure program, consisting primarily of investments in and upgrades to AES Ohio’s transmission and distribution system. Additionally, AES Ohio made returns of capital payments of $14.2 million to DPL.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. At June 30, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $58.6 million, of $1,196.3 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2021, cannot be reasonably determined.

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

AES Ohio's revenue from contracts with customers was $145.3 million and $146.3 million for the three months ended June 30, 2021 and 2020, respectively; and $315.0 million and $311.1 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$77.7	$83.7	$176.0	$180.6
Commercial revenue	28.2	26.5	55.5	55.4
Industrial revenue	14.1	11.9	26.4	23.7
Governmental revenue	5.5	8.6	12.9	17.8
Other (a)	2.8	2.6	6.5	6.0
Total retail revenue from contracts with customers	128.3	133.3	277.3	283.5
Other retail revenue (b)	—	5.4	—	8.7
Wholesale revenue
Wholesale revenue from contracts with customers	3.6	1.8	8.6	4.5
RTO ancillary revenue	12.1	10.1	26.9	20.8
Capacity revenue	1.3	1.1	2.2	2.3
Miscellaneous revenue	0.6	1.4	3.7	2.3
Total revenues	$145.9	$153.1	$318.7	$322.1

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $59.8 million and $69.2 million as of June 30, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note – 11 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Many countries, including the U.S., reacted to the pandemic by instituting quarantines and mandating business and school closures or limitations and other social distancing measures. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses continue to evolve as vaccine availability and usage continues and the State and businesses review and adjust the scope and requirements of social distancing measures. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We continue to take a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and may continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our Form 10-K.

FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 and subsequent filings with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

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

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was lower by $2.2 million, or 59%, for the three months ended June 30, 2021, and higher by $9.3 million, or 152%, for the six months ended June 30, 2021, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Increase due to lower interest expense from debt refinancings in the prior year	$3.8	$7.1
Higher transmission revenues due to increase in transmission rates	2.0	6.0
Net increase in regulated retail margin primarily due to increased volume of retail kWh sold primarily driven by weather for the six months ended June 30, 2021	—	5.0
Decrease due to Energy Efficiency shared savings in the prior year	(5.3)	(8.7)
Other	(2.7)	(0.1)
Net change in income from continuing operations before income tax	$(2.2)	$9.3

AES Ohio
Compared with the prior year, AES Ohio's net income from continuing operations before income taxes was lower by $6.4 million, or 41%, for the three months ended June 30, 2021, and higher by $2.2 million, or 8%, for the six months ended June 30, 2021, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Higher transmission revenues due to increase in transmission rates	$2.0	$6.0
Net increase in regulated retail margin primarily due to increased volume of retail kWh sold primarily driven by weather for the six months ended June 30, 2021	—	5.0
Decrease due to Energy Efficiency shared savings in the prior year	(5.3)	(8.7)
Other	(3.1)	(0.1)
Net change in income before income tax	$(6.4)	$2.2

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenues:
Retail	$128.3	$138.7	$(10.4)	(7)%	$277.3	$292.2	$(14.9)	(5)%
Wholesale	3.4	1.5	1.9	127%	8.2	4.0	4.2	105%
RTO ancillary	12.1	10.2	1.9	19%	27.0	20.9	6.1	29%
Capacity revenues	1.3	1.1	0.2	18%	2.2	2.3	(0.1)	(4)%
Miscellaneous revenues	3.0	3.6	(0.6)	(17)%	8.6	6.9	1.7	25%
Total revenues	148.1	155.1	(7.0)	(5)%	323.3	326.3	(3.0)	(1)%

Operating costs and expenses
Net fuel cost	0.1	0.3	(0.2)	(67)%	0.5	0.9	(0.4)	(44)%
Purchased power:
Purchased power	41.6	43.2	(1.6)	(4)%	102.6	100.6	2.0	2%
RTO charges	12.3	6.0	6.3	105%	22.8	11.4	11.4	100%
Net purchased power cost	53.9	49.2	4.7	10%	125.4	112.0	13.4	12%
Operation and maintenance	38.0	43.8	(5.8)	(13)%	72.8	90.8	(18.0)	(20)%
Depreciation and amortization	18.9	18.5	0.4	2%	38.0	36.2	1.8	5%
Taxes other than income taxes	20.7	21.0	(0.3)	(1)%	41.1	41.9	(0.8)	(2)%
Total operating costs and expenses	131.6	132.8	(1.2)	(1)%	277.8	281.8	(4.0)	(1)%

Operating income	16.5	22.3	(5.8)	(26)%	45.5	44.5	1.0	2%

Other income / (expense), net:
Interest expense	(15.6)	(19.4)	3.8	(20)%	(31.2)	(38.3)	7.1	(19)%
Other income / (expense)	0.6	0.8	(0.2)	(25)%	1.1	(0.1)	1.2	(1,200)%
Total other expense, net	(15.0)	(18.6)	3.6	(19)%	(30.1)	(38.4)	8.3	(22)%

Income from continuing operations before income tax (a)	$1.5	$3.7	$(2.2)	(59)%	$15.4	$6.1	$9.3	152%

(a)For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 3 - Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2021	2020	change	% change	2021	2020	change	% change
Actual
Heating degree-days	577	642	(65)	(10)%	3,254	2,979	275	9%
Cooling degree-days	381	355	26	7%	381	355	26	7%

30-year average (b)
Heating degree-days	559	552			3,392	3,385
Cooling degree-days	300	303			302	305

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2021	2020	change	% change	2021	2020	change	% change
Retail electric sales (b)
Residential	1,159	1,208	(49)	(4.1)%	2,689	2,606	83	3.2%
Commercial	853	788	65	8.2%	1,687	1,643	44	2.7%
Industrial	925	763	162	21.2%	1,791	1,656	135	8.2%
Governmental	290	262	28	10.7%	569	553	16	2.9%
Other	4	3	1	33.3%	9	9	—	—%
Total retail electric sales	3,231	3,024	207	6.8%	6,745	6,467	278	4.3%
Wholesale electric sales (c)	109	81	28	34.6%	255	200	55	27.5%
Total electric sales	3,340	3,105	235	7.6%	7,000	6,667	333	5.0%

Billed electric customers (end of period)					532,152	528,350	3,802	0.7%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 799 kWh and 1,869 kWh and 865 kWh and 1,880 kWh for the three and six months ended June 30, 2021 and 2020, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended June 30, 2021 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Three months ended)
Percentage Change
22.0%
20.0%
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
—%
(2.0)%
(4.0)%
(6.0)%
(3.0)%
(4.1)%
17.3%
8.2%
20.6%
21.2%
6.6%
10.9%
9.3%
6.8%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2021 vs. 2020 Weather-normalized QTD
2021 vs. 2020 Actual QTD

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the six months ended June 30, 2021 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Six months ended)
Percentage Change
22.0%
20.0%
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
—%
(2.0)%
(4.0)%
(6.0)%
(2.0)%
3.2%
6.7%
2.7%
7.8%
8.2%
1.1%
2.8%
2.9%
4.3%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2021 vs. 2020 Weather-normalized YTD
2021 vs. 2020 Actual YTD

During the three months ended June 30, 2021, Revenues decreased $7.0 million to $148.1 million compared to $155.1 million in the same period of the prior year, and, during the six months ended June 30, 2021, Revenues decreased $3.0 million to $323.3 million compared to $326.3 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	(6.6)	$(14.8)
Decrease due to Energy Efficiency shared savings	(5.3)	(8.7)
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(3.3)	(8.5)
Decrease due to deferred storm charges	(2.1)	(4.1)
Increase due to the TCRR Rider	7.3	12.4
Other	(3.1)	(1.8)
Net change in retail rate	(13.1)	(25.5)

Volume
For the three and six months ended, increase in demand due to the unfavorable impacts of the COVID-19 pandemic in the prior year. For the six months ended, increase in the volume of kWh sold is also due to favorable weather compared to the same period in the prior year.	2.5	10.2

Other miscellaneous	0.2	0.4
Total retail change	(10.4)	(14.9)

Wholesale
Increase primarily due to higher volumes at OVEC	1.9	4.2

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as a result of changing from a stated rate to a formula rate in May 2020	2.1	6.0

Other
Miscellaneous revenues	(0.6)	1.7

Net change in revenues	$(7.0)	$(3.0)

DPL – Net Purchased Power
During the three months ended June 30, 2021, Net purchased power increased $4.7 million to $53.9 million compared to $49.2 million in the same period of the prior year, and, during the six months ended June 30, 2021, Net purchased power increased $13.4 million to $125.4 million compared to $112.0 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Net purchased power
Purchased power
Rate
Increase due to pricing in the competitive bid process	0.3	$0.3
Volume
Increase / (decrease) due to retail load served primarily driven by weather	(1.9)	1.7
Total purchased power change	(1.6)	2.0

RTO charges
Increase primarily due to higher TCRR rates	6.3	11.4

Net change in purchased power	$4.7	$13.4

DPL – Operation and Maintenance
During the three and six months ended June 30, 2021, Operation and maintenance expense decreased $5.8 million and $18.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	(3.8)	$(8.1)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(2.8)	(6.8)
Decrease in deferred storm costs (a)	$(1.8)	(3.9)
Increase in charges from Service Company	1.5	0.8
Other, net	1.1	—
Net change in operation and maintenance expense	$(5.8)	$(18.0)

(a)    There is a corresponding offset in Revenues associated with these costs.

DPL – Depreciation and Amortization
During the three months ended June 30, 2021, Depreciation and amortization increased $0.4 million compared to the same period in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

During the six months ended June 30, 2021, Depreciation and amortization increased $1.8 million compared to the same period in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

DPL – Interest Expense
During the three months ended June 30, 2021, Interest expense decreased $3.8 million compared to the same period in the prior year. The decrease was primarily the result of the refinancing of debt at DPL in 2020.

During the six months ended June 30, 2021, Interest expense decreased $7.1 million compared to the same period in the prior year. The decrease was primarily the result of the refinancing of debt at DPL in 2020.

DPL – Income Tax Expense From Continuing Operations
Income tax expense was $0.9 million during the three months ended June 30, 2021 compared to expense of $2.8 million during the three months ended June 30, 2020. The decrease was primarily due to lower income from continuing operations before income tax in the current year versus the prior year.

Income tax expense was $0.6 million during the six months ended June 30, 2021 compared to expense of $2.7 million during the six months ended June 30, 2020. The decrease was primarily due to a lower effective tax rate in the current year versus the prior year.

See Note 6 – Income Taxes in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

DPL – Discontinued Operations
Net income / (loss) from discontinued operations was $(0.2) million and $2.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $(0.8) million and $2.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively. This loss relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part I, Item 1, Note 12 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Utility	$9.1	$15.5	$30.6	$28.4
Other	(7.6)	(11.8)	(15.2)	(22.3)
Income from continuing operations before income tax (a)	$1.5	$3.7	$15.4	$6.1

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

RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenues:
Retail	$128.3	$138.7	$(10.4)	(7)%	$277.3	$292.2	$(14.9)	(5)%
Wholesale	3.6	1.8	1.8	100%	8.6	4.5	4.1	91%
RTO ancillary	12.1	10.1	2.0	20%	26.9	20.8	6.1	29%
Capacity revenues	1.3	1.1	0.2	18%	2.2	2.3	(0.1)	(4)%
Miscellaneous revenues	0.6	1.4	(0.8)	(57)%	3.7	2.3	1.4	61%
Total revenues	145.9	153.1	(7.2)	(5)%	318.7	322.1	(3.4)	(1)%

Operating costs and expenses
Net fuel cost	0.1	0.3	(0.2)	(67)%	0.5	0.9	(0.4)	(44)%
Purchased power:
Purchased power	41.6	43.3	(1.7)	(4)%	102.6	100.6	2.0	2%
RTO charges	12.0	5.7	6.3	111%	22.2	10.8	11.4	106%
Net purchased power cost	53.6	49.0	4.6	9%	124.8	111.4	13.4	12%
Operation and maintenance	37.7	42.9	(5.2)	(12)%	72.3	89.9	(17.6)	(20)%
Depreciation and amortization	18.5	18.2	0.3	2%	37.2	35.5	1.7	5%
Taxes other than income taxes	20.7	21.0	(0.3)	(1)%	41.0	41.8	(0.8)	(2)%
Total operating costs and expenses	130.6	131.4	(0.8)	(1)%	275.8	279.5	(3.7)	(1)%

Operating income	15.3	21.7	(6.4)	(29)%	42.9	42.6	0.3	1%

Other income / (expense), net:
Interest expense	(6.0)	(6.4)	0.4	(6)%	(12.0)	(12.6)	0.6	(5)%
Other income / (expense)	(0.2)	0.2	(0.4)	(200)%	(0.3)	(1.6)	1.3	(81)%
Total other expense, net	(6.2)	(6.2)	—	—%	(12.3)	(14.2)	1.9	(13)%

Income before income tax (a)	$9.1	$15.5	$(6.4)	(41)%	$30.6	$28.4	$2.2	8%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

AES Ohio – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 3 - Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

During the three months ended June 30, 2021, Revenues decreased $7.2 million to $145.9 million compared to $153.1 million in the same period of the prior year, and, during the six months ended June 30, 2021, Revenues decreased $3.4 million to $318.7 million compared to $322.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	$(6.6)	$(14.8)
Decrease due to Energy Efficiency shared savings	(5.3)	(8.7)
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(3.3)	(8.5)
Decrease due to deferred storm charges	(2.1)	(4.1)
Increase due to the TCRR Rider	7.3	12.4
Other	(3.1)	(1.8)
Net change in retail rate	(13.1)	(25.5)

Volume
For the three and six months ended, increase in demand due to the unfavorable impacts of the COVID-19 pandemic in the prior year. For the six months ended, increase in the volume of kWh sold is also due to favorable weather compared to the same period in the prior year.	2.5	10.2

Other miscellaneous	0.2	0.4
Total retail change	(10.4)	(14.9)

Wholesale
Increase primarily due to higher volumes at OVEC	1.8	4.1

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as a result of changing from a stated rate to a formula rate in May 2020	2.2	6.0

Other
Miscellaneous revenues	(0.8)	1.4

Net change in revenues	$(7.2)	$(3.4)

AES Ohio – Net Purchased Power
During the three months ended June 30, 2021, net purchased power increased $4.6 million to $53.6 million compared to $49.0 million in the same period of the prior year, and, during the six months ended June 30, 2021, net purchased power increased $13.4 million to $124.8 million compared to $111.4 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Net purchased power
Purchased power
Rate
Increase due to pricing in the competitive bid process	$0.2	$0.3
Volume
Increase / (decrease) due to retail load served primarily driven by weather	(1.9)	1.7
Total purchased power change	(1.7)	2.0

RTO charges
Increase primarily due to higher TCRR rates	6.3	11.4

Net change in purchased power	$4.6	$13.4

AES Ohio – Operation and Maintenance
During the three and six months ended June 30, 2021, Operation and Maintenance expense decreased $5.2 million and $17.6 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	(3.8)	$(8.1)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(2.8)	(6.8)
Decrease in deferred storm costs (a)	(1.8)	(3.9)
Increase in charges from Service Company	1.4	1.0
Other, net	1.8	0.2
Net change in operation and maintenance expense	$(5.2)	$(17.6)

(a)    There is a corresponding offset in Revenues associated with these costs.

AES Ohio – Depreciation and Amortization
During the three months ended June 30, 2021 Depreciation and amortization increased $0.3 million compared to the same period in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

During the six months ended June 30, 2021, Depreciation and amortization increased $1.7 million compared to the same period in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

AES Ohio – Income Tax Expense / (Benefit)
Income tax expense was $0.5 million during the three months ended June 30, 2021 compared to a benefit of $(2.3) million during the same period in the prior year. The change was primarily due to the reversal of excess deferred taxes and the reversal of an uncertain tax position, which were partially offset by an adjustment to the deferred tax balances, in the prior year.

Income tax expense was $3.7 million during the six months ended June 30, 2021 compared to a benefit of $(1.1) million during the same period in the prior year. The change was primarily due to the reversal of excess deferred taxes and the reversal of an uncertain tax position, which were partially offset by an adjustment to the deferred tax balances, in the prior year.

See Note 6 – Income Taxes of Notes to AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2021 and beyond, we expect our results will be primarily impacted by retail demand and weather. As discussed in Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements in Part I, Item 1 of this report, AES Ohio has requested PUCO approval to defer its decoupling costs consistent with the methodology approved in its distribution rate order. If approved, the deferral would be effective as of December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•the timely recovery of transmission and distribution expenditures.

COVID-19 Pandemic
The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses continue to evolve as vaccine availability and usage continues and the state and businesses review and adjust the scope and requirements of social distancing measures.

Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service industry. In addition to the impacts to demand within our service territory, we also have incurred and may continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We experienced impacts from the pandemic in 2020 and into 2021 and expect to continue to experience impacts for the remainder of 2021, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Item 1A. Risk Factors" to our Form 10-K.

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

Demand - As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March 2020 and continued for the duration of 2020 and into 2021, the COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers, but has started to recover in 2021 as shown by the changes in weather-normalized volumes of kWh sold by customer class as follows:

	For the three months ended		For the three months ended		For the six months ended
	March 31,		June 30,		June 30,
	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Residential	(1.2)%	0.3%	(3.0)%	8.5%	(2.0)%	3.6%
Commercial	(2.8)%	(2.8)%	17.3%	(9.9)%	6.7%	(6.3)%
Industrial	(3.1)%	(1.5)%	20.6%	(19.9)%	7.8%	(10.9)%
Government and Other	(3.9)%	(4.3)%	6.6%	(14.0)%	1.1%	(9.1)%
Total	(2.3)%	(1.3)%	9.3%	(7.1)%	2.9%	(4.0)%

As noted above, we also have incurred and may continue to incur expenses relating to COVID-19, however see Note 3, Regulatory Matters - COVID-19 to our Form 10-K for a discussion of regulatory measures which partially mitigate the impact of these expenses. While we have continued to experience COVID-19 impacts into 2021, we expect that such impacts would lessen as the scope and requirements of social distancing measures continue to be adjusted and energy demand improves. The ultimate magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the year ended December 31, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 and due to the economic impacts of the COVID-19 pandemic, which began to improve in 2021. See Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Condensed Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to AES Ohio's Condensed Financial Statements for further discussion of our allowance for credit losses. If these credit-related impacts from the COVID-19 pandemic continue into 2021 or beyond, further deterioration in our credit exposures and customer collections may result. However, as discussed in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to AES Ohio's Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, AES Ohio’s uncollectible expense is deferred for future collection.

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

CARES Act - The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At June 30, 2021, the total deferral was approximately $2.1 million.

See Note 13 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Note 11 – Risks and Uncertainties of Notes to AES Ohio's Condensed Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-Q for more information.

Regulatory Environment
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2020 Form 10-K and Form 10-Q previously filed with the SEC during 2021 describe other regulatory matters which have not materially changed since those filings. See Part I, Item 1, Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements for further information regarding regulatory matters.

Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million and is pending a commission order. On July 26, 2021, the PUCO staff filed its Staff Report of Investigation in the distribution rate case. AES Ohio is preparing its response to this report. A hearing before the PUCO in this case has been set to begin on October 4, 2021.

Stipulation and Recommendation - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Applications for rehearing of the PUCO's orders relating to the comprehensive settlement were filed on July 16, 2021 and remain pending. Consistent with AES’ earlier statement of intent and based on recent discussions with AES, with the PUCO’s issuance of their opinion and order, DPL and AES Ohio expect that AES will make cash contributions of $150.0 million in 2021 to enable Smart Grid investment. See additional information in Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

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

Reference Rate Reform
As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of one week and two month LIBOR rates by December 31, 2021, and will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We maintain financial instruments that use LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.

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
Clean Air Act - Cross State Air Pollution Rule
CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the USEPA. In October 2016, the USEPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the USEPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. In December 2018, the USEPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states (including Ohio) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for the USEPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered the USEPA to issue FIPs addressing seven states’ (including Ohio) outstanding 2008 NAAQS “good neighbor” obligations by March 15, 2021. On April 30, 2021, the USEPA published a final rule to address the 2020 D.C. Circuit decision. The USEPA is issuing new or amended federal implementation plans for 12 states, including Ohio, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation is to begin during the 2021 ozone season (May through September 2021) with an effective date of June 28. Subject sources in these states will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired. While DPL no longer operates electric generating units subject to the revised CSAPR Update Rule, prior AES Ohio Generation sources will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances. In July 2021, we acquired the required allowances and on July 14, 2021, the USEPA recalled an equivalent number of previously allocated 2021-2024 Group 1 allowances for Stuart and Killen fulfilling the requirement for surrender of allowances under the revised CSAPR Update Rule.

CAPITAL RESOURCES AND LIQUIDITY

DPL and AES Ohio had unrestricted cash and cash equivalents of $16.7 million and $4.8 million, respectively, at June 30, 2021. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,412.9 million and $582.3 million, respectively.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Six months ended June 30,
$ in millions	2021	2020
Net cash provided by operating activities	$16.7	$82.8
Net cash used in investing activities	(105.0)	(80.3)
Net cash provided by financing activities	79.6	362.8
Net change	(8.7)	365.3
Balance at beginning of period	25.5	47.0
Cash, cash equivalents, and restricted cash at end of period	$16.8	$412.3

DPL – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income	$14.0	$5.4	$8.6
Depreciation and amortization	38.0	36.4	1.6
Deferred income taxes	4.6	33.5	(28.9)
Gain on disposal and sale of business, net	—	(4.5)	4.5
Net income, adjusted for non-cash items	56.6	70.8	(14.2)
Net change in operating assets and liabilities	(39.9)	12.0	(51.9)
Net cash provided by operating activities	$16.7	$82.8	$(66.1)

The net change in operating assets and liabilities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes payable / receivable primarily due to tax payment of $52.0 million from AES in the prior year and timing of property tax payments, partially offset by an increase in the current tax expense in the current year	$(44.5)
Decrease from accounts receivable primarily due to higher collections on generation-related receivables in the prior year	(14.7)
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	9.7
Other	(2.4)
Net decrease in cash from changes in operating assets and liabilities	$(51.9)

DPL – Net cash from investing activities
Net cash used in investing activities was $(105.0) million for the six months ended June 30, 2021 compared to $(80.3) million for the six months ended June 30, 2020. This increase of $24.7 million in cash used primarily relates to an $28.0 million increase in capital expenditures due to increased spending on T&D projects in the current year and $5.1 million of proceeds received from the sale of software in the prior year, partially offset by a $7.9 million decrease in cost of removal payments in the current year.

DPL – Net cash from financing activities
Net cash provided by financing activities was $79.6 million for the six months ended June 30, 2021 compared to $362.8 million from financing activities for the six months ended June 30, 2020. This decrease of $283.2 million is primarily due to a $415.0 million debt issuance and a $98.0 million equity contribution in the prior year, partially offset by increased net borrowings from revolving credit facilities of $224.0 million in the current year. In addition, there was a $5.7 million decrease in payments on deferred financing costs in the current year.

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Six months ended June 30,
$ in millions	2021	2020
Net cash provided by operating activities	$32.6	$38.7
Net cash used in investing activities	(102.3)	(81.2)
Net cash provided by financing activities	62.8	95.4
Net change	(6.9)	52.9
Balance at beginning of period	11.8	21.3
Cash, cash equivalents, and restricted cash at end of period	$4.9	$74.2

AES Ohio – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income	$26.9	$29.5	$(2.6)
Depreciation and amortization	37.2	35.5	1.7
Deferred income taxes	3.7	1.2	2.5
Net income, adjusted for non-cash items	67.8	66.2	1.6
Net change in operating assets and liabilities	(35.2)	(27.5)	(7.7)
Net cash provided by operating activities	$32.6	$38.7	$(6.1)

The net change in operating assets and liabilities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes payable / receivable primarily due to timing of property tax payments	(15.9)
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	9.7
Other	(1.5)
Net decrease in cash from changes in operating assets and liabilities	$(7.7)

AES Ohio – Net cash from investing activities
Net cash used in investing activities was $(102.3) million for the six months ended June 30, 2021 compared to $(81.2) million for the six months ended June 30, 2020. This increase of $21.1 million in cash used primarily relates to a $30.6 million increase in capital expenditures due to increased spending on T&D projects in the current year, partially offset a $7.9 million decrease in cost of removal payments and $1.0 million of insurance proceeds in the current year.

AES Ohio – Net cash from financing activities
Net cash provided by financing activities was $62.8 million for the six months ended June 30, 2021 compared to $95.4 million from financing activities for the six months ended June 30, 2020. This decrease of $32.6 million primarily relates to a prior year $150.0 million equity contribution from DPL and a $2.8 million increase in return of capital payments to DPL compared to the prior year, partially offset by increased net borrowings from revolving credit facilities of $120.0 million in the current year.

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

At June 30, 2021, AES Ohio and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2021
AES Ohio	Revolving	June 2024	$175.0	$73.9
DPL	Revolving	June 2023	110.0	30.0
			$285.0	$103.9

AES Ohio has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides AES Ohio the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At June 30, 2021, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $100.0 million in borrowings, with the remaining $73.9 million available to AES Ohio.

DPL has a revolving credit facility of $110.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in AES Ohio. The facility expires in June 2023. At June 30, 2021, there were no letter of credits outstanding and $80.0 million in borrowings, with the remaining $30.0 million available to DPL.

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

DPL is projecting to spend an estimated $733.0 million in capital projects for the period 2021 through 2023, of which $724.0 million is projected to be spent by AES Ohio. AES Ohio's projection includes expected spending under its Smart Grid Plan included in the comprehensive settlement approved by the PUCO on June 16, 2021 as well as new transmission projects. See additional information in Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

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

Long-term debt covenants
For information regarding our long-term debt covenants, see Part I, Item 1, Note 5 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 5 – Long-term Debt of Notes to AES Ohio's Condensed Financial Statements.

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and outlook for DPL and AES Ohio, along with the effective or affirmed date of each rating.

	DPL	AES Ohio	Outlook
Fitch Ratings	BB (a)	BBB+(b)	Negative
Moody's Investors Service, Inc.	Ba1 (a)	A3 (b)	Stable
Standard & Poor's Financial Services LLC	BB+ (a)	BBB+ (b)	Stable

a.Rating relates to DPL's senior unsecured debt.
b.Rating relates to AES Ohio’s senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio, along with the effective or affirmed date of each rating.

	DPL	AES Ohio	Outlook
Fitch Ratings	BB	BBB-	Negative
Moody's Investors Service, Inc.	Ba1	Baa2	Stable
Standard & Poor's Financial Services LLC	BB+	BB+	Stable

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to AES Ohio's Condensed Financial Statements.

Critical Accounting Policies and Estimates

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2020 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2021.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2020 and Form 10-Q for the quarter ended March 31, 2021 and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1, Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

DPL Inc.
(Registrant)

Date:	August 4, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	August 4, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 4, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 4, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)