Form 10-Q
period 2021-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2021-11-04
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended September 30, 2021

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$175.0 million AES Ohio Amended and Restated Credit Agreement, dated as of June 19, 2019
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DPL	DPL Inc.
DPL Credit Agreement	$105.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
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
•significant delays or unanticipated cost increases associated with construction or other projects;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2021 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Revenues	$188.2	$178.8	$511.5	$505.1

Operating costs and expenses
Net fuel cost	—	0.4	0.5	1.3
Net purchased power cost	83.9	66.0	209.3	178.0
Operation and maintenance	40.1	48.0	112.9	138.8
Depreciation and amortization	18.9	18.6	56.9	54.8
Taxes other than income taxes	21.0	17.7	62.1	59.6
Total operating costs and expenses	163.9	150.7	441.7	432.5

Operating income	24.3	28.1	69.8	72.6

Other expense, net:
Interest expense	(15.8)	(17.1)	(47.0)	(55.4)
Loss on early extinguishment of debt	—	(31.7)	—	(31.7)
Other income / (expense)	(0.8)	1.0	0.3	0.9
Total other expense, net	(16.6)	(47.8)	(46.7)	(86.2)

Income / (loss) from continuing operations before income tax	7.7	(19.7)	23.1	(13.6)

Income tax benefit from continuing operations	(0.8)	(10.4)	(0.2)	(7.7)

Net income / (loss) from continuing operations	8.5	(9.3)	23.3	(5.9)

Discontinued operations (Note 12):
Income / (loss) from discontinued operations before income tax	—	1.4	(1.0)	(0.6)
Gain from disposal of discontinued operations	—	—	—	4.5
Income tax expense / (benefit) from discontinued operations	—	0.3	(0.2)	0.8
Net income / (loss) from discontinued operations	—	1.1	(0.8)	3.1

Net income / (loss)	$8.5	$(8.2)	$22.5	$(2.8)
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Net income / (loss)	$8.5	$(8.2)	$22.5	$(2.8)
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	0.1	—	—
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $0.1 and $0.1 for each respective period	(0.2)	(0.3)	(0.6)	(0.8)
Total derivative activity	(0.2)	(0.2)	(0.6)	(0.8)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.1), $0.0, $(0.4) and $(0.1) for each respective period	0.5	0.3	1.5	0.8
Total change in unfunded pension and postretirement obligations	0.5	0.3	1.5	0.8

Other comprehensive income	0.3	0.1	0.9	—

Net comprehensive income / (loss)	$8.8	$(8.1)	$23.4	$(2.8)
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$41.5	$25.4
Restricted cash	0.1	0.1
Accounts receivable, net of allowance for credit losses of $0.9 and $2.8, respectively (Note 1)	68.3	69.7
Inventories	12.4	8.8
Taxes applicable to subsequent years	19.4	78.0
Regulatory assets, current	24.5	27.5
Taxes receivable	18.4	17.9
Prepayments and other current assets	10.1	5.8
Total current assets	194.7	233.2

Property, plant & equipment:
Property, plant & equipment	1,952.4	1,839.3
Less: Accumulated depreciation and amortization	(455.2)	(415.7)
	1,497.2	1,423.6
Construction work in process	153.3	141.7
Total net property, plant & equipment	1,650.5	1,565.3

Other non-current assets:
Regulatory assets, non-current	191.7	193.6
Intangible assets, net of amortization	21.9	19.3
Other non-current assets	29.9	24.6
Total other non-current assets	243.5	237.5

Total assets	$2,088.7	$2,036.0

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$220.2	$100.2
Accounts payable	76.5	84.5
Accrued taxes	86.0	83.0
Accrued interest	18.4	16.0
Customer deposits	17.8	19.4
Regulatory liabilities, current	18.9	18.0
Accrued and other current liabilities	19.8	21.0
Total current liabilities	457.6	342.1

Non-current liabilities:
Long-term debt (Note 5)	1,394.9	1,393.4
Deferred income taxes	184.9	177.2
Taxes payable	2.4	80.4
Regulatory liabilities, non-current	214.8	218.3
Accrued pension and other post-retirement benefits	81.7	93.9
Other non-current liabilities	12.5	14.2
Total non-current liabilities	1,891.2	1,977.4

Commitments and contingencies (Note 9)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,468.8	2,468.8
Accumulated other comprehensive loss	(11.4)	(12.3)
Accumulated deficit	(2,717.5)	(2,740.0)
Total common shareholder's deficit	(260.1)	(283.5)

Total liabilities and shareholder's deficit	$2,088.7	$2,036.0
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2021	2020
Cash flows from operating activities:
Net income / (loss)	$22.5	$(2.8)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	56.9	55.1
Loss on early extinguishment of debt	—	31.7
Deferred income taxes	2.3	32.3
Gain on disposal and sale of business interests, net	—	(4.5)
Changes in certain assets and liabilities:
Accounts receivable, net	1.5	12.7
Inventories	(3.6)	5.5
Taxes applicable to subsequent years	58.6	57.8
Deferred regulatory costs, net	5.1	(17.1)
Prepayments and other current assets	(4.4)	2.5
Other non-current assets	(4.8)	2.7
Accounts payable	7.1	(24.6)
Accrued taxes payable / receivable	(75.5)	(63.0)
Accrued interest	2.4	7.4
Accrued and other current liabilities	(1.6)	(4.5)
Accrued pension and other post-retirement benefits	(12.2)	(10.8)
Other	2.2	1.3
Net cash provided by operating activities	56.5	81.7
Cash flows from investing activities:
Capital expenditures	(144.5)	(107.5)
Cost of removal payments	(13.8)	(21.2)
Payments on disposal and sale of business interests	(1.2)	(1.0)
Proceeds from sale of property (a)	—	5.1
Other investing activities, net	(0.7)	(0.8)
Net cash used in investing activities	(160.2)	(125.4)
Cash flows from financing activities:
Payments of deferred financing costs	(0.2)	(7.8)
Issuance of long-term debt	—	555.0
Retirement of long-term debt	—	(550.8)
Borrowings from revolving credit facilities	120.0	165.0
Repayment of borrowings from revolving credit facilities	—	(219.0)
Equity contribution from parent	—	98.0
Other financing activities, net	—	(0.1)
Net cash provided by financing activities	119.8	40.3
Cash, cash equivalents, and restricted cash:
Net change	16.1	(3.4)
Balance at beginning of period	25.5	47.0
Cash, cash equivalents, and restricted cash at end of period	$41.6	$43.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$41.5	$49.7
Income taxes paid / (refunded), net	$—	$(51.9)
Non-cash financing and investing activities:
Accruals for capital expenditures	$15.1	$16.5
Accruals from sale of business	$—	$3.0

(a)    Proceeds from sale of property include $5.1 million of proceeds received from AES during the nine months ended September 30, 2020 related to the 2019 sale of software previously recorded on AES Ohio Generation. There was no gain or loss recorded on the transaction.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net comprehensive income				0.3	13.6	13.9
Balance, March 31, 2021	1	—	2,468.8	(12.0)	(2,726.4)	(269.6)
Net comprehensive income				0.3	0.4	0.7
Balance, June 30, 2021	1	—	2,468.8	(11.7)	(2,726.0)	(268.9)
Net comprehensive income				0.3	8.5	8.8
Balance, September 30, 2021	1	$—	$2,468.8	$(11.4)	$(2,717.5)	$(260.1)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net comprehensive income				(0.3)	1.9	1.6
Balance, March 31, 2020	1	—	2,370.7	(3.9)	(2,737.1)	(370.3)
Net comprehensive income				0.2	3.5	3.7
Capital contributions			98.0			98.0
Balance, June 30, 2020	1	—	2,468.7	(3.7)	(2,733.6)	(268.6)
Net comprehensive loss				0.1	(8.2)	(8.1)
Other			0.1			0.1
Balance, September 30, 2020	1	$—	$2,468.8	$(3.6)	$(2,741.8)	$(276.6)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2021

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

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 533,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020 and currently owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. In prior periods, AES Ohio Generation was also a primary subsidiary and sold all of its energy and capacity into the wholesale market. AES Ohio Generation retired its only remaining operating asset in May 2020 and sold it in June 2020. See Note 12 – Discontinued Operations for more information. DPL's subsidiaries are all wholly-owned.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2021; our results of operations for the three and nine months ended September 30, 2021 and 2020, our cash flows for the nine months ended September 30, 2021 and 2020 and the changes in our equity for the three and nine months ended September 30, 2021 and 2020. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2021 may not be indicative of our results that will be realized for the full year ending December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2021	December 31, 2020
Cash and cash equivalents	$41.5	$25.4
Restricted cash	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$41.6	$25.5

Accounts Receivable and Allowance for Credit Losses
Accounts receivable were as follows as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
$ in millions	2021	2020
Accounts receivable, net:
Customer receivables	$47.3	$48.5
Unbilled revenue	15.6	21.6
Amounts due from affiliates	1.5	0.2
Due from PJM transmission enhancement settlement	1.7	1.7
Other	3.1	0.5
Allowance for credit losses	(0.9)	(2.8)
Total accounts receivable, net	$68.3	$69.7

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2021 and 2020:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$(0.4)	$(2.6)	$1.1	$0.9
2020	$0.4	$2.8	$(1.4)	$1.4	$3.2

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of September 30, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances. See Note 13 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories
Inventories consist of materials and supplies as of September 30, 2021 and December 31, 2020.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Excise taxes collected	$13.5	$13.4	$37.7	$36.7

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three and nine months ended September 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2021	2020	2021	2020
Gains and losses on cash flow hedges (Note 4):
	Interest expense	$(0.2)	$(0.3)	$(0.7)	$(0.9)
	Income tax expense	—	—	0.1	0.1
	Net of income taxes	(0.2)	(0.3)	(0.6)	(0.8)

Amortization of defined benefit pension items (Note 7):
	Other expense	0.6	0.3	1.9	0.9
	Income tax benefit	(0.1)	—	(0.4)	(0.1)
	Net of income taxes	0.5	0.3	1.5	0.8

Total reclassifications for the period, net of income taxes		$0.3	$—	$0.9	$—

The changes in the components of Accumulated other comprehensive loss during the nine months ended September 30, 2021 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance as of January 1, 2021	$13.6	$(25.9)	$(12.3)

Amounts reclassified from AOCL to earnings	(0.6)	1.5	0.9
Net current period other comprehensive income / (loss)	(0.6)	1.5	0.9

Balance as of September 30, 2021	$13.0	$(24.4)	$(11.4)

New Accounting Pronouncements Adopted in 2021 – We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on our consolidated financial statements.

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

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order. On July 26, 2021, the PUCO staff filed its Staff Report of Investigation in the distribution rate case. Settlement negotiations are currently ongoing, and the hearing is set to begin on December 7, 2021.

FERC Proceedings
On March 3, 2020, AES Ohio filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceedings and potential refunds. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for our transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Because the approved settlement rates were lower than the proposed rates that went into effect, AES Ohio has accrued and/or paid refunds of approximately $4.5 million to users of the transmission system in the second quarter and third quarters of 2021 through credits on PJM bills.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments as of September 30, 2021 and December 31, 2020. Further information about the fair value of our derivative instruments can be found in Note 4 – Derivative Instruments and Hedging Activities.

	September 30, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.3	$0.3
Equity securities	2.0	4.9	2.1	4.5
Debt securities	3.8	3.8	4.0	4.1
Total	$6.2	$9.1	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,395.1	$1,534.0	$1,393.6	$1,571.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheets at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 or 2020.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.1) million and $0.3 million during the during the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.0 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in "Other income / (expense)" in our Condensed Consolidated Statements of Operations.

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

The fair value of assets and liabilities as of September 30, 2021 and December 31, 2020 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value as of September 30, 2021 (a)				Fair value as of December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.3	$—	$—	$0.3
Equity securities	—	4.9	—	4.9	—	4.5	—	4.5
Debt securities	—	3.8	—	3.8	—	4.1	—	4.1
Total Master Trust assets	0.4	8.7	—	9.1	0.3	8.6	—	8.9

Total	$0.4	$8.7	$—	$9.1	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$1,516.8	$17.2	$1,534.0	$—	$1,554.2	$17.4	$1,571.6

Total Liabilities	$—	$1,516.8	$17.2	$1,534.0	$—	$1,554.2	$17.4	$1,571.6

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

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$13.2	$13.9	$13.6	$14.5
Net gains associated with current period hedging transactions	—	0.1	—	—
Net gains reclassified to earnings
Interest expense	(0.2)	(0.3)	(0.6)	(0.8)
Ending accumulated derivative gains in AOCL	$13.0	$13.7	$13.0	$13.7

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

Note 5 – Long-term Debt

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2021	2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.2	17.4
Unamortized deferred financing costs			(5.5)	(5.7)
Unamortized debt discounts, net			(2.5)	(2.6)
Total long-term debt at AES Ohio			574.2	574.1

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (a)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(8.8)	(10.2)
Unamortized debt discounts, net			(0.9)	(0.9)
Total long-term debt			1,395.1	1,393.6
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,394.9	$1,393.4

(a)Note payable to related party.

Lines of credit
As of September 30, 2021 and December 31, 2020, the DPL Credit Agreement had outstanding borrowings of $80.0 million and $80.0 million, respectively. As of September 30, 2021 and December 31, 2020, the AES Ohio Credit Agreement had outstanding borrowings of $140.0 million and $20.0 million, respectively.

Significant transactions
On July 31, 2020, AES Ohio issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of AES Ohio at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives. Accordingly, as of September 30, 2021 and December 31, 2020, the $140.0 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Condensed Consolidated Balance Sheet.

On June 19, 2020, DPL closed a $415.0 million issuance of senior unsecured notes. These notes carry an interest rate of 4.125% and mature on July 1, 2025. Proceeds from the issuance and cash on hand were used to redeem in-full the remaining balance of $380.0 million of DPL's 7.25% senior unsecured notes. These bonds were redeemed at par plus accrued interest and a make-whole premium of $30.8 million on July 20, 2020.

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

On June 1, 2020, the DPL Credit Agreement was amended. As a result of the amendment, the borrowing limit was reduced from $125.0 million to $110.0 million, the Total Debt to EBITDA covenant was eliminated, the EBITDA to Interest Expense covenant was reduced from 2.25 to 1.00 to 1.70 to 1.00, increasing to 1.75 to 1.00 as of September 30, 2022 and 2.00 to 1.00 as of December 31, 2022, and a trailing-twelve months minimum EBITDA covenant of $125.0 million was added, increasing to $130.0 million as of September 30, 2022 and $150.0 million as of December 31, 2022. Starting with the quarter ended September 30, 2021, the borrowing limit will be reduced by $5.0 million per quarter should DPL’s Total Debt to EBITDA ratio calculated for the period of four consecutive quarters exceed 7.00 to 1.00.

Long-term debt covenants and restrictions
The DPL Credit Agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of September 30, 2021, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of September 30, 2021, DPL was in compliance with this financial covenant.

The DPL Credit Agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of September 30, 2021, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Starting with the quarter ended September 30, 2021, the borrowing limit on the DPL Credit Agreement will be reduced by $5.0 million per quarter should the Total Debt to EBITDA ratio for the period of four consecutive quarters exceed 7.00 to 1.00. As of September 30, 2021, DPL exceeded this ratio and the borrowing limit was reduced from $110.0 million to $105.0 million.

The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2021, AES Ohio was in compliance with this financial covenant.

As of September 30, 2021, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 6 – Income Taxes

DPL's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2021 were (10.4)% and (1.8)%, respectively, and 55.2% and 71.1% for the three and nine months ended September 30, 2020, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.5% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

DPL's income tax expense for the nine months ended September 30, 2021 was calculated using the estimated annual effective income tax rates for 2021 of (1.8)%. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

DPL has unrecognized tax benefits of $1.4 million as of September 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within twelve months of September 30, 2021 is estimated to be $1.4 million, primarily relating to effective settlements of tax exams. Of the $1.4 million, $0.5 million would result in a decrease in the effective tax rate in the period that the position is released.

AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

Note 7 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $9.8 million and $7.5 million in employer contributions during the nine months ended September 30, 2021 and 2020, respectively.

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
The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2021 and 2020 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Service cost	$1.2	$0.9	$3.4	$2.8
Interest cost	2.1	2.9	6.1	8.8
Expected return on plan assets	(3.8)	(4.6)	(11.2)	(14.0)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.6	0.8
Actuarial loss	2.2	1.5	6.8	4.6
Net periodic benefit cost	$1.9	$1.0	$5.7	$3.0

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.3 million as of September 30, 2021 and $9.0 million as of December 31, 2020 were not material to the financial statements in the periods covered by this report.

Note 8 – Shareholder's Deficit

Capital Contributions from AES
There were no capital contributions during the nine months ended September 30, 2021.

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

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $55.9 million, of $1,140.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2021, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, federal, state and local environmental laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Utility Segment
The Utility segment is comprised of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to approximately 533,000 retail customers located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2021
Revenues from external customers	$185.9	$2.3	$—	$188.2
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$186.1	$3.1	$(1.0)	$188.2

Depreciation and amortization	$18.6	$0.3	$—	$18.9
Interest expense	$6.1	$9.7	$—	$15.8
Income / (loss) from continuing operations before income tax	$16.1	$(8.4)	$—	$7.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2020
Revenues from external customers	$176.8	$2.0	$—	$178.8
Intersegment revenues	0.2	1.0	(1.2)	—
Total revenues	$177.0	$3.0	$(1.2)	$178.8

Depreciation and amortization	$18.2	$0.4	$—	$18.6
Interest expense	$5.9	$11.2	$—	$17.1
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$21.3	$(41.0)	$—	$(19.7)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2021
Revenues from external customers	$504.2	$7.3		$511.5
Intersegment revenues	0.6	2.6	(3.2)	—
Total revenues	$504.8	$9.9	$(3.2)	$511.5

Depreciation and amortization	$55.8	$1.1	$—	$56.9
Interest expense	$18.1	$28.9	$—	$47.0
Income / (loss) from continuing operations before income tax	$46.7	$(23.6)	$—	$23.1

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2020
Revenues from external customers	$498.4	$6.7	$—	$505.1
Intersegment revenues	0.7	2.7	(3.4)	—
Total revenues	$499.1	$9.4	$(3.4)	$505.1

Depreciation and amortization	$53.7	$1.1	$—	$54.8
Interest expense	$18.5	$36.9	$—	$55.4
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$49.7	$(63.3)	$—	$(13.6)

Total Assets	September 30, 2021	December 31, 2020
Utility	$2,067.6	$2,014.7
All Other (a)	21.1	21.3
DPL Consolidated	$2,088.7	$2,036.0

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

DPL's revenue from contracts with customers was $187.5 million and $177.0 million for the three months ended September 30, 2021 and 2020, respectively; and $507.0 million and $492.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2021 and 2020:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$103.3	$—	$—	$103.3
Commercial revenue	35.0	—	—	35.0
Industrial revenue	16.0	—	—	16.0
Governmental revenue	7.0	—	—	7.0
Other (a)	2.9	—	—	2.9
Total retail revenue from contracts with customers	164.2	—	—	164.2
Wholesale revenue
Wholesale revenue from contracts with customers	6.8	—	(0.2)	6.6
RTO ancillary revenue	12.5	—	—	12.5
Capacity revenue	1.8	—	—	1.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.4	—	2.4
Other miscellaneous revenue	0.8	0.7	(0.8)	0.7
Total revenues	$186.1	$3.1	$(1.0)	$188.2

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$99.3	$—	$—	$99.3
Commercial revenue	32.2	—	—	32.2
Industrial revenue	14.5	—	—	14.5
Governmental revenue	9.9	—	—	9.9
Other (a)	3.7	—	—	3.7
Total retail revenue from contracts with customers	159.6	—	—	159.6
Other retail revenue (b)	0.1	—	—	0.1
Wholesale revenue
Wholesale revenue from contracts with customers	3.2	—	(0.2)	3.0
RTO ancillary revenue	11.5	(0.1)	—	11.4
Capacity revenue	0.9	—	—	0.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.1	—	2.1
Other miscellaneous revenue	1.7	1.0	(1.0)	1.7
Total revenues	$177.0	$3.0	$(1.2)	$178.8

	Nine months ended September 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$279.3	$—	$—	$279.3
Commercial revenue	90.5	—	—	90.5
Industrial revenue	42.4	—	—	42.4
Governmental revenue	19.9	—	—	19.9
Other (a)	9.4	—	—	9.4
Total retail revenue from contracts with customers	441.5	—	—	441.5
Wholesale revenue
Wholesale revenue from contracts with customers	15.4	—	(0.6)	14.8
RTO ancillary revenue	39.4	0.1	—	39.5
Capacity revenue	4.0	—	—	4.0
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	7.2	—	7.2
Other miscellaneous revenue	4.5	2.6	(2.6)	4.5
Total revenues	$504.8	$9.9	$(3.2)	$511.5

	Nine months ended September 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$279.9	$—	$—	$279.9
Commercial revenue	87.6	—	—	87.6
Industrial revenue	38.2	—	—	38.2
Governmental revenue	27.7	—	—	27.7
Other (a)	9.7	—	—	9.7
Total retail revenue from contracts with customers	443.1	—	—	443.1
Other retail revenue (b)	8.8	—	—	8.8
Wholesale revenue
Wholesale revenue from contracts with customers	7.7	—	(0.7)	7.0
RTO ancillary revenue	32.3	—	—	32.3
Capacity revenue	3.2	—	—	3.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	6.7	—	6.7
Other miscellaneous revenue	4.0	2.7	(2.7)	4.0
Total revenues	$499.1	$9.4	$(3.4)	$505.1

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue includes alternative revenue programs not accounted for under FASC 606.
(c)    Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $62.9 million and $70.1 million as of September 30, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 12 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $3.0 million has been paid through September 30, 2021. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

DPL determined that the transfer of Conesville and the previous transfers and sales of other AES Ohio Generation assets constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations of this group of components have been reported as such in the Condensed Consolidated Statements of Operations for all periods presented.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Revenues	$—	$0.9	$1.4	$23.3
Operating costs and other expenses	—	0.5	(2.4)	(23.9)
Loss from discontinued operations before income tax	—	1.4	(1.0)	(0.6)
Gain from disposal of discontinued operations	—	—	—	4.5
Income tax expense / (benefit) from discontinued operations	—	0.3	(0.2)	0.8
Net income / (loss) from discontinued operations	$—	$1.1	$(0.8)	$3.1

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $0.4 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. Cash flows from investing activities for discontinued operations were $(0.4) million and $(0.4) million for the three months ended September 30, 2021 and 2020, respectively, and $(1.2) million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Revenues	$186.1	$177.0	$504.8	$499.1

Operating costs and expenses
Net fuel cost	—	0.4	0.5	1.3
Net purchased power cost	83.7	65.7	208.5	177.1
Operation and maintenance	39.3	47.9	111.6	137.8
Depreciation and amortization	18.6	18.2	55.8	53.7
Taxes other than income taxes	21.0	17.8	62.0	59.6
Total operating costs and expenses	162.6	150.0	438.4	429.5

Operating income	23.5	27.0	66.4	69.6

Other income / (expense), net:
Interest expense	(6.1)	(5.9)	(18.1)	(18.5)
Other income / (expense)	(1.3)	0.2	(1.6)	(1.4)
Total other expense, net	(7.4)	(5.7)	(19.7)	(19.9)

Income before income tax	16.1	21.3	46.7	49.7

Income tax expense	2.7	3.5	6.4	2.4

Net income	$13.4	$17.8	$40.3	$47.3
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Net income	$13.4	$17.8	$40.3	$47.3
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	0.2	—	0.1
Reclassification to earnings, net of income tax benefit of $0.0, $(0.1), $0.0 and $(0.1) for each respective period	—	(0.1)	—	(0.3)
Total derivative activity	—	0.1	—	(0.2)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.3), $(0.2), $(0.9) and $(0.6) for each respective period	1.0	0.8	2.9	2.4
Total change in unfunded pension and postretirement obligations	1.0	0.8	2.9	2.4

Other comprehensive income	1.0	0.9	2.9	2.2

Net comprehensive income	$14.4	$18.7	$43.2	$49.5
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$29.8	$11.7
Restricted cash	0.1	0.1
Accounts receivable, net of allowance for credit losses of $0.9 and $2.8, respectively (Note 1)	68.5	70.2
Inventories	12.4	8.8
Taxes applicable to subsequent years	19.4	77.6
Regulatory assets, current	24.5	27.5
Taxes receivable	30.3	32.5
Prepayments and other current assets	11.4	6.4
Total current assets	196.4	234.8

Property, plant & equipment:
Property, plant & equipment	2,535.8	2,437.3
Less: Accumulated depreciation and amortization	(1,056.4)	(1,032.1)
	1,479.4	1,405.2
Construction work in process	149.6	138.8
Total net property, plant & equipment	1,629.0	1,544.0

Other non-current assets:
Regulatory assets, non-current	191.7	193.6
Intangible assets, net of amortization	20.8	18.3
Other non-current assets	29.7	24.0
Total other non-current assets	242.2	235.9
Total assets	$2,067.6	$2,014.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$140.2	$20.2
Accounts payable	76.3	85.5
Accrued taxes	87.3	82.7
Accrued interest	6.0	2.6
Customer deposits	17.6	19.1
Regulatory liabilities, current	18.9	18.0
Accrued and other current liabilities	14.9	25.0
Total current liabilities	361.2	253.1

Non-current liabilities:
Long-term debt (Note 5)	574.0	573.9
Deferred income taxes	184.5	172.1
Taxes payable	2.4	80.3
Regulatory liabilities, non-current	214.8	218.3
Accrued pension and other post-retirement benefits	81.7	93.9
Other non-current liabilities	6.0	6.4
Total non-current liabilities	1,063.4	1,144.9

Commitments and contingencies (Note 8)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	697.5	714.4
Accumulated other comprehensive loss	(39.2)	(42.1)
Accumulated deficit	(15.7)	(56.0)
Total common shareholder's equity	643.0	616.7
Total liabilities and shareholder's equity	$2,067.6	$2,014.7
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$40.3	$47.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	55.8	53.7
Deferred income taxes	6.4	(0.1)
Changes in certain assets and liabilities:
Accounts receivable, net	1.6	1.7
Inventories	(3.6)	2.1
Taxes applicable to subsequent years	58.3	57.7
Deferred regulatory costs, net	5.1	(17.1)
Prepayments and other current assets	(5.2)	4.1
Other non-current assets	(5.7)	1.0
Accounts payable	6.0	(20.6)
Accrued taxes payable / receivable	(71.0)	(71.6)
Accrued interest	3.3	4.6
Accrued and other current liabilities	(1.5)	(4.8)
Accrued pension and other post-retirement benefits	(12.2)	(10.8)
Other	3.7	2.5
Net cash provided by operating activities	81.3	49.7
Cash flows from investing activities:
Capital expenditures	(143.3)	(103.9)
Cost of removal payments	(13.8)	(21.2)
Other investing activities, net	0.9	(0.7)
Net cash used in investing activities	(156.2)	(125.8)
Cash flows from financing activities:
Payments of deferred financing costs	—	(1.2)
Returns of capital paid to parent	(27.0)	(27.7)
Equity contribution from parent	—	150.0
Borrowings from revolving credit facilities	120.0	75.0
Repayment of borrowings from revolving credit facilities	—	(115.0)
Issuance of long-term debt	—	140.0
Retirement of long-term debt	—	(140.0)
Other financing activities, net	—	(0.1)
Net cash provided by financing activities	93.0	81.0
Cash, cash equivalents, and restricted cash:
Net change	18.1	4.9
Balance at beginning of period	11.8	21.3
Cash, cash equivalents, and restricted cash at end of period	$29.9	$26.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.6	$10.5
Income taxes paid, net	$—	$0.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$15.1	$16.4
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net comprehensive income				1.0	18.3	19.3
Balance, March 31, 2021	41,172,173	0.4	714.4	(41.1)	(37.7)	636.0
Net comprehensive income				0.9	8.6	9.5
Return of capital			(7.0)			(7.0)
Balance, June 30, 2021	41,172,173	0.4	707.4	(40.2)	(29.1)	638.5
Net comprehensive income				1.0	13.4	14.4
Return of capital			(10.0)			(10.0)
Other			0.1			0.1
Balance, September 30, 2021	41,172,173	$0.4	$697.5	$(39.2)	$(15.7)	$643.0

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net comprehensive income				0.4	11.7	12.1
Balance, March 31, 2020	41,172,173	0.4	617.0	(36.5)	(95.4)	485.5
Net comprehensive income				0.9	17.8	18.7
Return of capital			(14.2)			(14.2)
Capital contribution from parent			150.0			150.0
Other			0.1			0.1
Balance, June 30, 2020	41,172,173	0.4	752.9	(35.6)	(77.6)	640.1
Net comprehensive income				0.9	17.8	18.7
Return of capital			(28.5)			(28.5)
Balance, September 30, 2020	41,172,173	$0.4	$724.4	$(34.7)	$(59.8)	$630.3

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 533,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020 and currently owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with AES Ohio's investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2021; our results of operations for the three and nine months ended September 30, 2021 and 2020, our cash flows for the nine months ended September 30, 2021 and 2020 and the changes in our equity for the three and nine months ended September 30, 2021 and 2020. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2021 may not be indicative of our results that will be realized for the full year ending December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2021	December 31, 2020
Cash and cash equivalents	$29.8	$11.7
Restricted cash	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$29.9	$11.8

Accounts Receivable and Allowance for Credit Losses
Accounts receivable were as follows as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
$ in millions	2021	2020
Accounts receivable, net:
Customer receivables	46.6	$47.6
Unbilled revenue	15.6	21.6
Amounts due from affiliates	2.3	1.9
Due from PJM transmission enhancement settlement	1.7	1.7
Other	3.2	0.2
Allowance for credit losses	(0.9)	(2.8)
Total accounts receivable, net	$68.5	$70.2

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2021 and 2020:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$(0.4)	$(2.6)	$1.1	$0.9
2020	$0.4	$2.8	$(1.4)	$1.4	$3.2

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of September 30, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances. See Note 11 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories
Inventories consist of materials and supplies as of September 30, 2021 and December 31, 2020.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Excise taxes collected	$13.5	$13.4	$37.7	$36.7

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three and nine months ended September 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2021	2020	2021	2020
Gains and losses on cash flow hedges (Note 4):
	Interest expense	$—	$—	$—	$(0.2)
	Income tax benefit	—	(0.1)	—	(0.1)
	Net of income taxes	—	(0.1)	—	(0.3)

Amortization of defined benefit pension items (Note 7):
	Other expense	1.3	1.0	3.8	3.0
	Income tax benefit	(0.3)	(0.2)	(0.9)	(0.6)
	Net of income taxes	1.0	0.8	2.9	2.4

Total reclassifications for the period, net of income taxes		$1.0	$0.7	$2.9	$2.1

The changes in the components of Accumulated other comprehensive loss during the nine months ended September 30, 2021 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2021	$(42.1)

Amounts reclassified from AOCL to earnings	2.9
Net current period other comprehensive income	2.9

Balance as of September 30, 2021	$(39.2)

New Accounting Pronouncements Adopted in 2021 – We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on our financial statements.

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

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order. On July 26, 2021, the PUCO staff filed its Staff Report of Investigation in the distribution rate case. Settlement negotiations are currently ongoing, and the hearing is set to begin on December 7, 2021.

FERC Proceedings
On March 3, 2020, AES Ohio filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceedings and potential refunds. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for our transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Because the approved settlement rates were lower than the proposed rates that went into effect, AES Ohio has accrued and/or paid refunds of approximately $4.5 million to users of the transmission system in the second quarter and third quarters of 2021 through credits on PJM bills.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments as of September 30, 2021 and December 31, 2020. Further information about the fair value of our derivative instruments can be found in Note 4 – Derivative Instruments and Hedging Activities.

	September 30, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.3	$0.3
Equity securities	2.0	4.9	2.1	4.5
Debt securities	3.8	3.8	4.0	4.1
Total	$6.2	$9.1	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.2	$635.5	$574.1	$656.0

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheets at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 or 2020.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.1) million and $0.3 million during the during the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.0 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in "Other income / (expense)" in our Condensed Statements of Operations.

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

The fair value of assets and liabilities as of September 30, 2021 and December 31, 2020 and the respective category within the fair value hierarchy for AES Ohio is as follows:

$ in millions	Fair value as of September 30, 2021 (a)				Fair value as of December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.3	$—	$—	$0.3
Equity securities	—	4.9	—	4.9	—	4.5	—	4.5
Debt securities	—	3.8	—	3.8	—	4.1	—	4.1

Total	$0.4	$8.7	$—	$9.1	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$618.3	$17.2	$635.5	$—	$638.6	$17.4	$656.0

Total Liabilities	$—	$618.3	$17.2	$635.5	$—	$638.6	$17.4	$656.0

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

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2020:

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative losses in AOCL	$(0.7)	$(0.4)
Net gains associated with current period hedging transactions	0.2	0.1
Net gains reclassified to earnings
Interest expense	(0.1)	(0.3)
Ending accumulated derivative losses in AOCL	$(0.6)	$(0.6)

Note 5 – Long-term Debt

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2021	2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.2	17.4
Unamortized deferred financing costs			(5.5)	(5.7)
Unamortized debt discounts, net			(2.5)	(2.6)
Total long-term debt			574.2	574.1
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$574.0	$573.9

Line of credit
As of September 30, 2021 and December 31, 2020, the AES Ohio Credit Agreement had outstanding borrowings on its line of credit of $140.0 million and $20.0 million, respectively.

Significant transactions
On July 31, 2020, AES Ohio issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of AES Ohio at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives. Accordingly, as of September 30, 2021 and December 31, 2020, the $140.0 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Condensed Consolidated Balance Sheet.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2021, AES Ohio was in compliance with this financial covenant.

As of September 30, 2021, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 6 – Income Taxes

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2021 were 16.8% and 13.7%, respectively, and 16.4% and 4.8% for the three and nine months ended September 30, 2020, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.5% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

AES Ohio has unrecognized tax benefits of $1.4 million as of September 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within twelve months of September 30, 2021 is estimated to be $1.4 million, primarily relating to effective settlements of tax exams. Of the $1.4 million, $0.5 million would result in a decrease in the effective tax rate in the period that the position is released.

Note 7 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $9.8 million and $7.5 million in employer contributions during the nine months ended September 30, 2021 and 2020, respectively.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2021 and 2020 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Service cost	$1.2	$0.9	$3.4	$2.8
Interest cost	2.1	2.9	6.1	8.8
Expected return on plan assets	(3.8)	(4.6)	(11.2)	(14.0)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.8	1.0
Actuarial loss	2.9	2.2	8.5	6.5
Net periodic benefit cost	$2.6	$1.7	$7.6	$5.1

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.3 million as of September 30, 2021 and $9.0 million as of December 31, 2020 were not material to the financial statements in the periods covered by this report.

Note 8 – Shareholder's Equity

Capital Contribution and Returns of Capital
During the nine months ended September 30, 2021, AES Ohio made return of capital payments of $27.0 million to DPL, of which $17.0 million was declared in 2021.

During the nine months ended September 30, 2020, DPL made a capital contribution of $150.0 million to AES Ohio. The proceeds are primarily being used to support AES Ohio's capital expenditure program, consisting primarily of investments in and upgrades to AES Ohio’s transmission and distribution system. Additionally, AES

Ohio declared return of capital payments of up to $42.7 million to DPL, of which $27.7 million was paid during the period.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $55.9 million, of $1,140.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2021, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, federal, state and local environmental laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows.

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

AES Ohio's revenue from contracts with customers was $185.3 million and $175.2 million for the three months ended September 30, 2021 and 2020, respectively; and $500.3 million and $486.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$103.3	$99.3	$279.3	$279.9
Commercial revenue	35.0	32.2	90.5	87.6
Industrial revenue	16.0	14.5	42.4	38.2
Governmental revenue	7.0	9.9	19.9	27.7
Other (a)	2.9	3.7	9.4	9.7
Total retail revenue from contracts with customers	164.2	159.6	441.5	443.1
Other retail revenue (b)	—	0.1	—	8.8
Wholesale revenue
Wholesale revenue from contracts with customers	6.8	3.2	15.4	7.7
RTO ancillary revenue	12.5	11.5	39.4	32.3
Capacity revenue	1.8	0.9	4.0	3.2
Miscellaneous revenue	0.8	1.7	4.5	4.0
Total revenues	$186.1	$177.0	$504.8	$499.1

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $62.2 million and $69.2 million as of September 30, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 533,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio.

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

As an electric public utility in Ohio, AES Ohio provides regulated transmission and distribution services to its customers as well as retail SSO electric service. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was higher by $27.4 million, or 139%, for the three months ended September 30, 2021, and higher by $36.7 million, or 270%, for the nine months ended September 30, 2021, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Increase due to loss on early extinguishment of debt recorded in the prior year (see Part I, Item 1, Note 5 - Long-term Debt in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion)	$31.7	$31.7
Higher transmission revenues due to increase in transmission rates	1.0	7.0
Increase due to lower interest expense from debt refinancings in the prior year	1.3	8.4
Decrease due to Energy Efficiency shared savings in the prior year	(0.2)	(8.9)
Decrease due to higher taxes other than income taxes	(3.3)	(2.5)
Other	(3.1)	1.0
Net change in income / (loss) from continuing operations before income tax	$27.4	$36.7

AES Ohio
Compared with the prior year, AES Ohio's net income from continuing operations before income taxes was lower by $5.2 million, or 24%, for the three months ended September 30, 2021, and lower by $3.0 million, or 6%, for the nine months ended September 30, 2021, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Decrease due to Energy Efficiency shared savings in the prior year	$(0.2)	$(8.9)
Decrease due to higher taxes other than income taxes	(3.2)	(2.4)
Higher transmission revenues due to increase in transmission rates	1.0	7.0
Other	(2.8)	1.3
Net change in income before income tax	$(5.2)	$(3.0)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenues:
Retail	$164.2	$159.7	$4.5	3%	$441.5	$451.9	$(10.4)	(2)%
Wholesale	6.6	3.0	3.6	120%	14.8	7.0	7.8	111%
RTO ancillary	12.5	11.4	1.1	10%	39.5	32.3	7.2	22%
Capacity revenues	1.8	0.9	0.9	100%	4.0	3.2	0.8	25%
Miscellaneous revenues	3.1	3.8	(0.7)	(18)%	11.7	10.7	1.0	9%
Total revenues	188.2	178.8	9.4	5%	511.5	505.1	6.4	1%

Operating costs and expenses
Net fuel cost	—	0.4	(0.4)	(100)%	0.5	1.3	(0.8)	(62)%
Purchased power:
Purchased power	59.4	55.7	3.7	7%	162.0	156.3	5.7	4%
RTO charges	24.5	10.3	14.2	138%	47.3	21.7	25.6	118%
Net purchased power cost	83.9	66.0	17.9	27%	209.3	178.0	31.3	18%
Operation and maintenance	40.1	48.0	(7.9)	(16)%	112.9	138.8	(25.9)	(19)%
Depreciation and amortization	18.9	18.6	0.3	2%	56.9	54.8	2.1	4%
Taxes other than income taxes	21.0	17.7	3.3	19%	62.1	59.6	2.5	4%
Total operating costs and expenses	163.9	150.7	13.2	9%	441.7	432.5	9.2	2%

Operating income	24.3	28.1	(3.8)	(14)%	69.8	72.6	(2.8)	(4)%

Other income / (expense), net:
Interest expense	(15.8)	(17.1)	1.3	(8)%	(47.0)	(55.4)	8.4	(15)%
Loss on early extinguishment of debt	—	(31.7)	31.7	(100)%	—	(31.7)	31.7	(100)%
Other income / (expense)	(0.8)	1.0	(1.8)	(180)%	0.3	0.9	(0.6)	(67)%
Total other expense, net	(16.6)	(47.8)	31.2	(65)%	(46.7)	(86.2)	39.5	(46)%

Income / (loss) from continuing operations before income tax (a)	$7.7	$(19.7)	$27.4	(139)%	$23.1	$(13.6)	$36.7	(270)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2021	2020	change	% change	2021	2020	change	% change
Actual
Heating degree-days	25	61	(36)	(59)%	3,279	3,040	239	8%
Cooling degree-days	851	845	6	1%	1,232	1,200	32	3%

30-year average (b)
Heating degree-days	76	79			3,468	3,464
Cooling degree-days	674	671			976	976

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2021	2020	change	% change	2021	2020	change	% change
Retail electric sales (b)
Residential	1,459	1,461	(2)	(0.1)%	4,148	4,067	81	2.0%
Commercial	1,011	973	38	3.9%	2,698	2,616	82	3.1%
Industrial	992	987	5	0.5%	2,783	2,643	140	5.3%
Governmental	333	319	14	4.4%	902	872	30	3.4%
Other	6	4	2	50.0%	15	13	2	15.4%
Total retail electric sales	3,801	3,744	57	1.5%	10,546	10,211	335	3.3%
Wholesale electric sales (c)	158	123	35	28.5%	413	323	90	27.9%
Total electric sales	3,959	3,867	92	2.4%	10,959	10,534	425	4.0%

Billed electric customers (end of period)					532,810	529,764	3,046	0.6%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 968 kWh and 2,837 kWh and 1,057 kWh and 2,937 kWh for the three and nine months ended September 30, 2021 and 2020, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended September 30, 2021 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Three months ended)
6.0%
4.0%
2.0%
—%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
Percentage Change
(6.6)%
(0.1)%
(2.0)%
4.0%
(1.0)%
0.6%
4.4%
4.4%
(2.9)%
1.5%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2021 vs. 2020 Weather-normalized QTD
2021 vs. 2020 Actual QTD

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the nine months ended September 30, 2021 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Nine months ended)
Percentage Change
6.0%
4.0%
2.0%
—%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(3.9)%
2.0%
2.5%
3.2%
4.2%
5.3%
2.2%
3.5%
0.3%
3.3%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2021 vs. 2020 Weather-normalized YTD
2021 vs. 2020 Actual YTD

During the three months ended September 30, 2021, Revenues increased $9.4 million to $188.2 million compared to $178.8 million in the same period of the prior year, and, during the nine months ended September 30, 2021, Revenues increased $6.4 million to $511.5 million compared to $505.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	(9.0)	$(23.8)
Decrease due to Energy Efficiency shared savings	(0.2)	(8.9)
Decrease due to deferred storm charges	(2.1)	(6.2)
Increase / (decrease) in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	3.1	(5.2)
Increase due to the TCRR Rider	15.8	28.2
Other	0.5	1.0
Net change in retail rate	8.1	(14.9)

Volume
For the three months ended, decrease in demand primarily due to a decrease in SSO sales volume from certain customers switching to CRES providers in the current year, and extreme weather in the same period in the prior year. For the nine months ended, increase in demand primarily due to favorable weather compared to the same period in the prior year.	(2.9)	4.8

Other miscellaneous	(0.7)	(0.3)
Total retail change	4.5	(10.4)

Wholesale
Increase primarily due to higher rates and volumes at OVEC	3.6	7.8

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as a result of changing from a stated rate to a formula rate in May 2020	2.0	8.0

Other
Miscellaneous revenues	(0.7)	1.0

Net change in revenues	$9.4	$6.4

DPL – Net Purchased Power
During the three months ended September 30, 2021, Net purchased power increased $17.9 million to $83.9 million compared to $66.0 million in the same period of the prior year, and, during the nine months ended September 30, 2021, Net purchased power increased $31.3 million to $209.3 million compared to $178.0 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Net purchased power
Purchased power
Rate
For the three months ended, increase due to deferrals related to the Reconciliation Rider, OVEC costs and pricing in the competitive bid process. For the nine months ended, increase due to deferrals related to the Reconciliation Rider and OVEC costs, partially offset by pricing in the competitive bid process.	$5.2	$5.5
Volume
Increase / (decrease) due to retail load served primarily driven by weather	(1.5)	0.2
Total purchased power change	3.7	5.7

RTO charges
Increase primarily due to higher TCRR rates	14.2	25.6

Net change in purchased power	$17.9	$31.3

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2021, Operation and maintenance expense decreased $7.9 million and $25.9 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	(4.7)	$(12.8)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(4.3)	(11.0)
Decrease in deferred storm costs (a)	$(2.1)	(6.1)
Increase in TCRR costs (a)	1.5	2.6
Increase in charges from Service Company	0.5	1.5
Other, net	1.2	(0.1)
Net change in operation and maintenance expense	$(7.9)	$(25.9)

(a)    There is a corresponding offset in Revenues associated with these costs.

DPL – Depreciation and Amortization
During the three and nine months ended September 30, 2021, Depreciation and amortization increased $0.3 million and $2.1 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

DPL – Taxes Other Than Income Taxes
During the three months ended September 30, 2021, Taxes other than income taxes increased $3.3 million compared to the same period in the prior year. The increase was primarily the result of a property tax true-up in the prior year, resulting from a new assessment from the state of Ohio.

During the nine months ended September 30, 2021, Taxes other than income taxes increased $2.5 million compared to the same period in the prior year. The increase was primarily the result of a property tax true-up in the prior year, resulting from a new assessment from the state of Ohio.

DPL – Interest Expense
During the three months ended September 30, 2021, Interest expense decreased $1.3 million compared to the same period in the prior year. The decrease was primarily the result of the refinancing of debt at DPL in 2020.

During the nine months ended September 30, 2021, Interest expense decreased $8.4 million compared to the same period in the prior year. The decrease was primarily the result of the refinancing of debt at DPL in 2020.

DPL – Loss on Early Extinguishment of Debt
During the three and nine months ended September 30, 2020, DPL recorded Loss on early extinguishment of debt of $31.7 million primarily due to the make-whole premium payment of $30.8 million related to the redemption of the $380.0 million 7.25% Notes due 2021 in the third quarter of 2020.

DPL – Income Tax Benefit From Continuing Operations
Income tax benefit was $0.8 million during the three months ended September 30, 2021 compared to a benefit of $10.4 million during the three months ended September 30, 2020. The decrease was primarily due to the change in income from continuing operations before income tax in the current year versus the prior year.

Income tax benefit was $0.2 million during the nine months ended September 30, 2021 compared to a benefit of $7.7 million during the nine months ended September 30, 2020. The decrease was primarily due to a lower estimated effective tax rate in the current year versus the prior year, a change from an estimated pre-tax loss in the prior year to estimated pre-tax income in the current year and the reversal of an uncertain tax position in the prior year.

See Note 6 – Income Taxes in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

DPL – Discontinued Operations
Net income / (loss) from discontinued operations was $0.0 million and $1.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $(0.8) million and $3.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. This income / (loss) relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part I, Item 1, Note 12 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to approximately 533,000 retail customers located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Utility	$16.1	$21.3	$46.7	$49.7
Other	(8.4)	(41.0)	(23.6)	(63.3)
Income / (loss) from continuing operations before income tax (a)	$7.7	$(19.7)	$23.1	$(13.6)

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

RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenues:
Retail	$164.2	$159.7	$4.5	3%	$441.5	$451.9	$(10.4)	(2)%
Wholesale	6.8	3.2	3.6	113%	15.4	7.7	7.7	100%
RTO ancillary	12.5	11.5	1.0	9%	39.4	32.3	7.1	22%
Capacity revenues	1.8	0.9	0.9	100%	4.0	3.2	0.8	25%
Miscellaneous revenues	0.8	1.7	(0.9)	(53)%	4.5	4.0	0.5	13%
Total revenues	186.1	177.0	9.1	5%	504.8	499.1	5.7	1%

Operating costs and expenses
Net fuel cost	—	0.4	(0.4)	(100)%	0.5	1.3	(0.8)	(62)%
Purchased power:
Purchased power	59.4	55.7	3.7	7%	162.0	156.3	5.7	4%
RTO charges	24.3	10.0	14.3	143%	46.5	20.8	25.7	124%
Net purchased power cost	83.7	65.7	18.0	27%	208.5	177.1	31.4	18%
Operation and maintenance	39.3	47.9	(8.6)	(18)%	111.6	137.8	(26.2)	(19)%
Depreciation and amortization	18.6	18.2	0.4	2%	55.8	53.7	2.1	4%
Taxes other than income taxes	21.0	17.8	3.2	18%	62.0	59.6	2.4	4%
Total operating costs and expenses	162.6	150.0	12.6	8%	438.4	429.5	8.9	2%

Operating income	23.5	27.0	(3.5)	(13)%	66.4	69.6	(3.2)	(5)%

Other income / (expense), net:
Interest expense	(6.1)	(5.9)	(0.2)	3%	(18.1)	(18.5)	0.4	(2)%
Other income / (expense)	(1.3)	0.2	(1.5)	(750)%	(1.6)	(1.4)	(0.2)	14%
Total other expense, net	(7.4)	(5.7)	(1.7)	30%	(19.7)	(19.9)	0.2	(1)%

Income before income tax (a)	$16.1	$21.3	$(5.2)	(24)%	$46.7	$49.7	$(3.0)	(6)%

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

During the three months ended September 30, 2021, Revenues increased $9.1 million to $186.1 million compared to $177.0 million in the same period of the prior year, and, during the nine months ended September 30, 2021, Revenues increased $5.7 million to $504.8 million compared to $499.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	$(9.0)	$(23.8)
Decrease due to Energy Efficiency shared savings	(0.2)	(8.9)
Decrease due to deferred storm charges	(2.1)	(6.2)
Increase / (decrease) in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	3.1	(5.2)
Increase due to the TCRR Rider	15.8	28.2
Other	0.5	1.0
Net change in retail rate	8.1	(14.9)

Volume
For the three months ended, decrease in demand primarily due to a decrease in SSO sales volume from certain customers switching to CRES providers in the current year, and extreme weather in the same period in the prior year. For the nine months ended, increase in demand primarily due to favorable weather compared to the same period in the prior year.	(2.9)	4.8

Other miscellaneous	(0.7)	(0.3)
Total retail change	4.5	(10.4)

Wholesale
Increase primarily due to higher rates and volumes at OVEC	3.6	7.7

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as a result of changing from a stated rate to a formula rate in May 2020	1.9	7.9

Other
Miscellaneous revenues	(0.9)	0.5

Net change in revenues	$9.1	$5.7

AES Ohio – Net Purchased Power
During the three months ended September 30, 2021, net purchased power increased $18.0 million to $83.7 million compared to $65.7 million in the same period of the prior year, and, during the nine months ended September 30, 2021, net purchased power increased $31.4 million to $208.5 million compared to $177.1 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Net purchased power
Purchased power
Rate
For the three months ended, increase due to deferrals related to the Reconciliation Rider, OVEC costs and pricing in the competitive bid process. For the nine months ended, increase due to deferrals related to the Reconciliation Rider and OVEC costs, partially offset by pricing in the competitive bid process.	$5.2	$5.5
Volume
Increase / (decrease) due to retail load served primarily driven by weather	(1.5)	0.2
Total purchased power change	3.7	5.7

RTO charges
Increase primarily due to higher TCRR rates	14.3	25.7

Net change in purchased power	$18.0	$31.4

AES Ohio – Operation and Maintenance
During the three and nine months ended September 30, 2021, Operation and Maintenance expense decreased $8.6 million and $26.2 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021 vs. 2020	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	(4.7)	$(12.8)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(4.3)	(11.0)
Decrease in deferred storm costs (a)	(2.1)	(6.1)
Increase in TCRR costs (a)	1.5	2.6
Increase in charges from Service Company	0.4	1.4
Other, net	0.6	(0.3)
Net change in operation and maintenance expense	$(8.6)	$(26.2)

(a)    There is a corresponding offset in Revenues associated with these costs.

AES Ohio – Depreciation and Amortization
During the three and nine months ended September 30, 2021 Depreciation and amortization increased $0.4 million and $2.1 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

AES Ohio – Taxes Other Than Income Taxes
During the three months ended September 30, 2021, Taxes other than income taxes increased $3.2 million compared to the same period in the prior year. The increase was primarily the result of a property tax true-up in the prior year, resulting from a new assessment from the state of Ohio.

During the nine months ended September 30, 2021, Taxes other than income taxes increased $2.4 million compared to the same period in the prior year. The increase was primarily the result of a property tax true-up in the prior year, resulting from a new assessment from the state of Ohio.

AES Ohio – Income Tax Expense
Income tax expense was $2.7 million during the three months ended September 30, 2021 compared to $3.5 million during the same period in the prior year. The change was primarily due to lower income from continuing operations before income tax in the current year versus the prior year.

Income tax expense was $6.4 million during the nine months ended September 30, 2021 compared to $2.4 million during the same period in the prior year. The change was primarily due to a decrease in the estimated effective tax rate as well as the reversal of an uncertain tax position in the prior year, partially offset by a reversal of deferred income taxes.

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

Business Continuity - During the COVID-19 pandemic, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While stay-at-home restrictions have been lifted in our service territory, most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information. We prioritize the safety of our people and continue to develop targeted strategies, in line with legal and regulatory requirements, to promote vaccination in our business.

Demand - As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March 2020 and continued for the duration of 2020 and into 2021, the COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020, mostly from commercial and industrial customers, but has started to recover in 2021 as shown by the changes in weather-normalized volumes of kWh sold by customer class as follows:

	For the three months ended		For the three months ended		For the three months ended		For the nine months ended
	March 31,		June 30		September 30,		September 30,
	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Residential	(1.2)%	0.3%	(4.2)%	8.5%	(6.6)%	11.0%	(3.9)%	6.0%
Commercial	(2.8)%	(2.8)%	14.0%	(9.9)%	(2.0)%	0.4%	2.5%	(3.9)%
Industrial	(3.1)%	(1.5)%	19.8%	(19.9)%	(1.0)%	0.9%	4.2%	(6.8)%
Government and Other	(3.9)%	(4.3)%	6.4%	(14.0)%	4.4%	(9.7)%	2.2%	(9.4)%
Total	(2.3)%	(1.3)%	7.7%	(7.1)%	(2.9)%	3.3%	0.3%	(1.5)%

As noted above, we also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 3, Regulatory Matters - COVID-19 to our Form 10-K for a discussion of regulatory measures which partially mitigate the impact of these expenses. While we have continued to experience COVID-19 impacts into 2021, we continue to expect that such impacts would not be material, particularly with less expansive social distancing measures generally in place currently and improvements in energy demand. The ultimate magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

Supply Chain - We continue to closely manage and monitor developments in our supply chain. We are experiencing certain minor delays and price increases, but these have not materially impacted our operations or capital projects to date.

Capital Projects - During the COVID-19 pandemic, our construction projects are proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

CARES Act - The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. As of September 30, 2021, the total deferral was approximately $2.1 million.

See Note 13 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Note 11 – Risks and Uncertainties of Notes to AES Ohio's Condensed Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-Q for more information.

Regulatory Environment
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2020 Form 10-K and Forms 10-Q previously filed with the SEC during 2021 describe other regulatory matters which have not materially changed since those filings. See Part I, Item 1, Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements for further information regarding regulatory matters.

Distribution Rate Case - On November 30, 2020, AES Ohio filed a new Distribution Rate Case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. This case is pending a commission order. On July 26, 2021, the PUCO staff filed its Staff Report of Investigation in the distribution rate case. Settlement negotiations are currently ongoing, and the hearing is set to begin on December 7, 2021.

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

Reference Rate Reform
As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association has determined that it will cease publication of one week and two month LIBOR rates by December 31, 2021, and will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We maintain financial instruments that use LIBOR as an interest rate benchmark and will continue to engage with counterparties to make this transition.

Environmental Matters
In addition to imposing continuing compliance obligations, federal, state and local environmental laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2020 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

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
Clean Air Act - Cross State Air Pollution Rule
CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the USEPA. In October 2016, the USEPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the USEPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. In December 2018, the USEPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states (including Ohio) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for the USEPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered the USEPA to issue FIPs addressing seven states’ (including Ohio) outstanding 2008 NAAQS “good neighbor” obligations by March 15, 2021. On April 30, 2021, the USEPA published a final rule to address the 2020 D.C. Circuit decision. The USEPA is issuing new or amended federal implementation plans for 12 states, including Ohio, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation began during the 2021 ozone season (May through September 2021) with an effective date of June 29, 2021. Subject sources in these states are required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired. While DPL no longer operates electric generating units subject to the revised CSAPR Update Rule, prior AES Ohio Generation sources are required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances. In July 2021, we acquired the required allowances and on July 14, 2021, the USEPA recalled an equivalent number of previously allocated 2021-2024 Group 1 allowances for Stuart and Killen fulfilling the requirement for surrender of allowances under the revised CSAPR Update Rule.

Waters of the U.S. and Navigable Waters Protection Rules
In June 2015, the USEPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters of the U.S. might have a material impact on our business, financial condition and results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and AES Ohio had unrestricted cash and cash equivalents of $41.5 million and $29.8 million, respectively, as of September 30, 2021. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,412.8 million and $582.2 million, respectively.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Nine months ended September 30,
$ in millions	2021	2020
Net cash provided by operating activities	$56.5	$81.7
Net cash used in investing activities	(160.2)	(125.4)
Net cash provided by financing activities	119.8	40.3
Net change	16.1	(3.4)
Balance at beginning of period	25.5	47.0
Cash, cash equivalents, and restricted cash at end of period	$41.6	$43.6

DPL – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income / (loss)	$22.5	$(2.8)	$25.3
Depreciation and amortization	56.9	55.1	1.8
Deferred income taxes	2.3	32.3	(30.0)
Loss on early extinguishment of debt	—	31.7	(31.7)
Gain on disposal and sale of business, net	—	(4.5)	4.5
Net income, adjusted for non-cash items	81.7	111.8	(30.1)
Net change in operating assets and liabilities	(25.2)	(30.1)	4.9
Net cash provided by operating activities	$56.5	$81.7	$(25.2)

The net change in operating assets and liabilities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to timing of payments	$31.7
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	22.2
Decrease from accrued taxes payable / receivable primarily due to tax payment of $52.0 million from AES in the prior year and timing of property tax payments, partially offset by an increase in the current tax expense in the current year	$(12.5)
Decrease from accounts receivable primarily due to higher collections on generation-related receivables in the prior year	(11.2)
Decrease from inventories primarily due to purchases in the current year to support T&D and Smart Grid projects	(9.1)
Decrease from other non-current assets primarily due to prepaid SaaS implementation costs in the current year	(7.5)
Decrease from prepayments and other current assets primarily due to timing of payments	(6.9)
Other	(1.8)
Net increase in cash from changes in operating assets and liabilities	$4.9

DPL – Net cash from investing activities
Net cash used in investing activities was $(160.2) million for the nine months ended September 30, 2021 compared to $(125.4) million for the nine months ended September 30, 2020. This increase of $34.8 million in cash used primarily relates to an $37.0 million increase in capital expenditures, due to increased spending on T&D projects in the current year, and $5.1 million of proceeds received from the sale of software in the prior year, partially offset by a $7.4 million decrease in cost of removal payments in the current year.

DPL – Net cash from financing activities
Net cash provided by financing activities was $119.8 million for the nine months ended September 30, 2021 compared to $40.3 million from financing activities for the nine months ended September 30, 2020. This increase of $79.5 million is primarily due to increased net borrowings from revolving credit facilities of $174.0 million in the current year and a $7.6 million decrease in payments on deferred financing costs in the current year, partially offset by a $98.0 million equity contribution in the prior year.

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Nine months ended September 30,
$ in millions	2021	2020
Net cash provided by operating activities	$81.3	$49.7
Net cash used in investing activities	(156.2)	(125.8)
Net cash provided by financing activities	93.0	81.0
Net change	18.1	4.9
Balance at beginning of period	11.8	21.3
Cash, cash equivalents, and restricted cash at end of period	$29.9	$26.2

AES Ohio – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income	$40.3	$47.3	$(7.0)
Depreciation and amortization	55.8	53.7	2.1
Deferred income taxes	6.4	(0.1)	6.5
Net income, adjusted for non-cash items	102.5	100.9	1.6
Net change in operating assets and liabilities	(21.2)	(51.2)	30.0
Net cash provided by operating activities	$81.3	$49.7	$31.6

The net change in operating assets and liabilities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to timing of payments	26.6
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	22.2
Decrease from prepayments and other current assets primarily due to timing of payments	(9.3)
Decrease from other non-current assets primarily due to prepaid SaaS implementation costs in the current year	(6.7)
Decrease from inventories primarily due to purchases in the current year to support T&D and Smart Grid projects	(5.7)
Other	2.9
Net increase in cash from changes in operating assets and liabilities	$30.0

AES Ohio – Net cash from investing activities
Net cash used in investing activities was $(156.2) million for the nine months ended September 30, 2021 compared to $(125.8) million for the nine months ended September 30, 2020. This increase of $30.4 million in cash used primarily relates to a $39.4 million increase in capital expenditures due to increased spending on T&D projects in the current year, partially offset by a $7.4 million decrease in cost of removal payments.

AES Ohio – Net cash from financing activities
Net cash provided by financing activities was $93.0 million for the nine months ended September 30, 2021 compared to $81.0 million from financing activities for the nine months ended September 30, 2020. This increase of $12.0 million primarily relates to increased net borrowings from revolving credit facilities of $160.0 million in the current year, partially offset by a $150.0 million equity contribution from DPL in the prior year.

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

At September 30, 2021, AES Ohio and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2021
AES Ohio	Revolving	June 2024	$175.0	$33.9
DPL	Revolving	June 2023	105.0	25.0
			$280.0	$58.9

The AES Ohio Credit Agreement is an unsecured revolving credit facility with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides AES Ohio the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. As of September 30, 2021, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $140.0 million in borrowings, with the remaining $33.9 million available to AES Ohio.

The DPL Credit Agreement is a secured revolving credit facility with a syndicated bank group with a borrowing limit of $105.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in AES Ohio. The facility expires in June 2023. As of September 30, 2021, there were no letter of credits outstanding and $80.0 million in borrowings, with the remaining $25.0 million available to DPL.

Capital Requirements

Our capital expenditure program, including development and permitting costs, for the three-year period from 2021 through 2023 is currently estimated to cost approximately $749.0 million, and includes estimates as follows:

$ in millions	2021	2022	2023	For the three-year period from 2021 through 2023
Distribution-related additions, improvements and extensions	$100.0	$99.0	$100.0	$299.0
Transmission-related additions and improvements	72.0	83.0	69.0	224.0
Smart Grid improvements and additions	22.0	60.0	75.0	157.0
Other	30.0	26.0	4.0	60.0
Total for AES Ohio	224.0	268.0	248.0	740.0

Other subsidiaries	2.0	3.0	4.0	9.0
Total for DPL	$226.0	$271.0	$252.0	$749.0

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2020 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2021.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2020 and Forms 10-Q for the quarters ended March 31, and June 30, 2021 and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

DPL Inc.
(Registrant)

Date:	November 3, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	November 3, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 3, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	November 3, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)