Form 10-K
period 2021-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2022-02-28
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At December 31, 2021, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio - Annual Report on Form 10-K
Year Ended December 31, 2021

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
AES	The AES Corporation - a global power company, the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$175.0 million AES Ohio Amended and Restated Credit Agreement, dated as of June 19, 2019
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owned and operated generation facilities from which it made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Capacity Market	The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years.
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. Unit 4 was closed in May 2020 and AES Ohio Generation's interest was sold in June 2020.
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DIR	Distribution Investment Rider - initially established in the ESP 3 and authorized in the DRO to recover certain distribution capital investments placed in service beginning October 1, 2015, for the number of years, and subject to increasing annual revenue limits and other terms, as set forth in the DRO. The annual revenue limit for 2019 was $22.0 million.
DPL	DPL Inc.
DPL Credit Agreement	$100.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL and does business as AES Ohio.
DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1	ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its ESP 3 Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.
ESP 3	DP&L's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This ESP 3 was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan, effective December 18, 2019.
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation	The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities, excluding those of the Beckjord and Hutchings Coal Stations, pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

GLOSSARY OF TERMS (cont.)
Term	Definition
GHG	Greenhouse gas - air pollutants largely emitted from combustion
kWh	Kilowatt hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting	Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the USEPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NAV	Net asset value
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation - an administrative action by EPA or a state agency to address non-compliance with various federal or state anti-pollution laws or regulations
NOX	Nitrogen Oxide - an air pollutant regulated by the NAAQS under the CAA
OCC	Ohio Consumers' Counsel
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
PJM	PJM Interconnection, LLC, an RTO
PRP	PRP - A Potentially Responsible Party is considered by the USEPA to be potentially responsible for ground contamination and the USEPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to AES’ U.S. SBU businesses
SIP	A State Implementation Plan is a plan for complying with the federal CAA, administered by the USEPA. The SIP consists of narrative, rules, technical documentation and agreements that an individual state will use to clean up polluted areas.
Smart Grid Plan	In December 2018, DP&L filed a comprehensive grid modernization plan
SO2	Sulfur Dioxide - an air pollutant regulated by the NAAQS under the CAA
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
U.S.	United States of America
USD	U. S. dollar
USEPA	U. S. Environmental Protection Agency
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
WPAFB	Wright-Patterson Air Force Base

PART I

This report includes the combined filing of DPL and of DP&L, which does business as and is also referred to herein as AES Ohio. DPL is a wholly-owned subsidiary of AES, a global power company. Throughout this report, the terms “we”, “us”, “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

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
▪environmental matters, including costs of compliance with, and liabilities related to, current and future environmental and climate change laws and requirements;
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
▪the use of derivative contracts;

▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the outbreak of COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
▪the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Item 1 – Business
OVERVIEW

DPL is a regional energy company incorporated in 1985 under the laws of Ohio. All of DPL’s stock is owned by an AES subsidiary.

DPL has three primary subsidiaries: AES Ohio, MVIC and Miami Valley Lighting. AES Ohio is a public utility providing electric transmission and distribution services in West Central Ohio. For additional information, see Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to AES Ohio's Financial Statements. All of DPL's subsidiaries are wholly-owned. DPL manages its business through one reportable operating segment, the Utility segment. See Note 12 – Business Segments of the Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment. AES Ohio also manages its business through one reportable operating segment, the Utility segment.

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

AES Ohio does not have any subsidiaries.

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

GENERATING CAPACITY

DPL, through its subsidiaries, once owned all or a percentage of various generation facilities, the last of which was sold in June 2020. For additional information on this event and DPL's other previously owned EGUs, see Note 14 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

AES Ohio also has a 4.9% interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of 2,109 MW. AES Ohio’s share of this generation capacity is 103 MW.

HUMAN CAPITAL MANAGEMENT

DPL's employees are essential to delivering and maintaining reliable service to our customers. DPL and its subsidiaries employed 647 people (531 full-time) at December 31, 2021 all of whom were employed by AES Ohio. Approximately 58% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2023.

Safety
As part of AES, safety is one of our core values. Conducting safe operations at our facilities, so that each person can return home safely, is the cornerstone of our daily activities and decisions. Safety efforts are led globally by the AES Chief Operating Officer and supported by safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

We work with the AES Safety Management System (“SMS”), a Global Safety Standard that applies to all AES employees and employees of AES subsidiaries, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment and performance of periodic integrated environmental, health and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance and drive continuous improvements. The SMS standard is consistent with the OHSA 18001/ISO 45001 standard. Our safety performance is also measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury significant injury potential incidents. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

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
We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure as well as formal programs including the AES ACE Academy for Talent Development and our Trainee Program.
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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and AES Ohio. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses. See Note 11 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 11 – Related Party Transactions of Notes to AES Ohio's Financial Statements.

SEASONALITY

The power delivery business is seasonal, and weather patterns have a material effect on energy demand. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. AES Ohio's sales typically reflect the seasonal weather patterns but can also be impacted by economic activity, COVID-19, and the number of retail customers we have. The impacts of weather, energy efficiency programs and economic changes in customer demand were almost entirely eliminated in 2019 by AES Ohio’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. AES Ohio has requested authority from the PUCO to create a regulatory asset for the ongoing revenues that would have been charged in the Decoupling Rider going back to December 18, 2019. A hearing on this request was held in May 2021 and is pending a decision by the PUCO. See Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenues and increase repair costs. Partially mitigating this impact is AES Ohio’s ability to timely recover certain O&M repair costs related to severe storms.

MARKET STRUCTURE

Retail rate regulation
AES Ohio's distribution service to all retail customers as well as the provisions of its SSO service are regulated by the PUCO. In addition, certain costs are considered to be non-bypassable and are therefore assessed to all AES Ohio retail customers, under the regulatory authority of the PUCO, regardless of the customer’s retail electric supplier. AES Ohio's transmission rates are subject to regulation by the FERC under the Federal Power Act.

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

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that such matters relate to the costs associated with the provision of public utility service. Based on existing PUCO and FERC authorization, regulatory assets and liabilities are recorded on the balance sheets of both DPL and AES Ohio. See Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

COMPETITION AND REGULATION

Ohio Retail Rates
AES Ohio rates for electric service currently remain the lowest among Ohio investor-owned utilities.

ESP 1 established AES Ohio's framework for providing retail service on a going-forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up rider mechanisms. For more information regarding AES Ohio's ESP, see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

On September 26, 2018, the PUCO issued the DRO establishing new base distribution rates for AES Ohio, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by AES Ohio, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement of $248.0 million for AES Ohio's electric service base distribution rates. The DRO also provided for a return on equity of 9.999% and a cost of long-term debt of 4.8%.

On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million. For more information, see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

In December 2018, AES Ohio filed its Smart Grid Plan with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s Smart Grid Plan: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics and 8) Grid Modernization R&D.

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Several applications for rehearing of the PUCO's orders relating to the comprehensive settlement were filed and denied on December 1, 2021. The OCC appealed this PUCO Order to the Ohio Supreme Court on December 6, 2021; this appeal remains pending. Consistent with AES' earlier statement of intent, with the PUCO's issuance of their opinion and order, during 2021 DPL received $150.0 million from AES and, in turn, DPL made a capital contribution of $150.0 million to AES Ohio to enable AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity. For more information, see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

Ohio law and the PUCO rules contain targets relating to renewable energy standards. AES Ohio is currently in full compliance with renewable energy standards. AES Ohio recovers the costs of its compliance with Ohio renewable energy standards through its Standard Offer Rate Tariff, which is reviewed and audited by the PUCO.

The costs associated with providing high voltage transmission service and wholesale electric sales and ancillary services are subject to FERC jurisdiction. AES Ohio implemented a formula-based rate for its transmission service, effective May 3, 2020. For more information, see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

As a member of PJM, AES Ohio receives revenues from the RTO related to AES Ohio’s transmission assets and incurs costs associated with its load obligations for retail customers. Ohio law includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits. AES Ohio continues to recover non-market-based transmission and ancillary costs through its nonbypassable Transmission Cost Recovery Rider.

In response to filings made by AES Ohio and AES Ohio Generation, the FERC approved on May 16, 2017 reactive power rates for the generation facilities that were owned at that time. In the same order, FERC referred to the FERC’s Office of Enforcement for investigation, an issue regarding AES Ohio’s reactive power charges under the previously effective rates in light of changes in AES Ohio’s generation portfolio between cases. As of the date of this report, AES Ohio is unable to predict the ultimate outcome of the investigation. Several other utilities within PJM are also being investigated by FERC’s Office of Enforcement with respect to the same issue of changes in the generation portfolio that occurred in between rate proceedings.

Ohio Competition
Since January 2001, AES Ohio’s electric customers have been permitted to choose their retail electric generation supplier. AES Ohio continues to have the exclusive right to provide delivery service in its state-certified territory and the obligation to procure and provide electricity to SSO customers that do not choose an alternative supplier. The PUCO maintains jurisdiction over AES Ohio’s delivery of electricity, SSO and other retail electric services.

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities were required to join an RTO. AES Ohio is a member of the PJM RTO. The role of the RTO is to administer a competitive wholesale market for electricity and ensure reliability of the transmission grid. PJM ensures the reliability of the high-voltage electric power system serving more than 65 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

ENVIRONMENTAL MATTERS

DPL’s and AES Ohio's current and former facilities and operations are and/or were subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us are discussed below; however, as discussed further below, as a result of our exiting of our generation business, certain of these requirements are no longer expected to have a material impact on DPL and AES Ohio.

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

We have several pending environmental matters associated with our previously-owned and operated coal-fired generation units. We do not expect these matters to have a material adverse impact on our results of operations, financial condition or cash flows. See Note 10 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters” of Notes to DPL's Consolidated Financial Statements and Note 10 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters" of Notes to AES Ohio's Financial Statements for more information regarding environmental risks, laws and regulations and legal proceedings to which we are and may be subject to in the future.

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
•The CAA and the following regulations:
•CSAPR and associated updates;
•MATS and any associated regulatory or judicial processes;
•NAAQS; and
•Greenhouse gas regulations established under CAA Section 111(d) for EGUs.
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
Notice of Potential Liability for Third Party Disposal Site
In December 2003, AES Ohio and other parties received notices that the USEPA considered AES Ohio and other parties PRPs for the Tremont City Landfill site, located near Dayton, Ohio. On October 16, 2019, AES Ohio received another notice from the USEPA claiming that AES Ohio is a PRP for the portion of the site known as the barrel fill. While a review by AES Ohio of its records indicates that it did not contribute hazardous materials to the site, AES Ohio is currently unable to predict the outcome of this matter. If AES Ohio were required to contribute to the clean-up of the site, it could have an adverse effect on our business, financial condition or results of operations.
Regulation of Waste Disposal
In 2002, AES Ohio and other parties received a special notice that the USEPA considered AES Ohio to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the South Dayton Dump (“Landfill”). Several of the parties voluntarily accepted some of the responsibility for contamination at the Landfill and, in May 2010, three of those parties, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation (“PRP Group”), filed a civil complaint in Ohio federal court (the “District Court”) against AES Ohio and numerous other defendants, alleging that the defendants contributed to the contamination at the landfill and were liable for contribution to the PRP group for costs associated with the investigation and remediation of the site.

While AES Ohio was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the USEPA relating to vapor intrusion and again filed suit against AES Ohio and other defendants. Plaintiffs also added an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill - potentially including undefined areas outside the original dump footprint - to the vapor intrusion trial proceeding. The 2013 vapor intrusion ASAOC settled in early 2020, but the 2016 ASAOC remains to be adjudicated after completion of the remedial investigation feasibility study. While AES Ohio is unable to predict the outcome of these matters, if AES Ohio were required to contribute to the clean-up of the site, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (CCR Rule). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act"), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule. On February 20, 2020, the USEPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. The USEPA has indicated that they will implement a phased approach to amending the CCR rule, which is ongoing. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC.
The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.
On August 28, 2020, the USEPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released pre-publication versions of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek. On the same day, EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
Clean Water Act - Regulation of Water Discharge
AES Ohio and other utilities at times have applied the Nationwide Permit 12 (NWP 12) issued by the U.S. Army Corps of Engineers (Corps) in completing transmission and distribution projects that may involve waters of the U.S. NWP 12 is the nationwide permit for Utility Line Activities, specifically those required for construction and maintenance, provided the activity does not result in the loss of greater than 1/2-acre of waters of the U.S. for each single and complete project.
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
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a Clean Water Act permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The U.S. Supreme Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to the determination of "functional equivalent" are ongoing in various jurisdictions. It is too early to determine whether the Supreme Court decision or the result of litigation related to "functional equivalent" may have a material adverse effect on our results of operations, financial condition and cash flows.

In June 2015, the USEPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. On December 7, 2021, the Agencies published a proposed rule to define the scope of waters regulated under the Clean Water Act. The proposed rule would restore regulations defining WOTUS that were in place prior to 2015, with updates to be consistent with relevant Supreme Court decisions. A second rulemaking process is planned to further build upon this proposed rule. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the United States in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which of these two tests from the 2006 Rapanos decision controls. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. might have a material impact on our business, financial condition and results of operations.
Climate Change Legislation and Regulation
Although we have exited our generation business, our continuing operations face certain risks related to existing and potential international, federal, state, regional and local GHG legislation and regulations, including risks related to increased capital expenditures or other compliance costs which could have a material adverse effect on our results of operations, financial condition and cash flows. Except as noted in the discussion below, at this time, we cannot estimate the costs of compliance with existing, proposed or potential international, federal, state or regional GHG emissions reductions legislation or initiatives due in part to the fact that many of these proposals are in earlier stages of development and any final laws or regulations, if adopted, could vary drastically from current proposals. Any international, federal, state or regional legislation adopted in the U.S. that would require the reduction of GHG emissions could have a material adverse effect on our business and/or results of operations, financial condition and cash flows.

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. In November 2021, the international community gathered in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs.

HOW TO CONTACT DPL AND AES Ohio AND SOURCES OF OTHER INFORMATION
Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone 937-259-7215. AES Ohio’s public internet site is www.aes-ohio.com. The information on this website is not incorporated by reference into this report. The SEC maintains an internet website that contains this report and other information that we file electronically with the SEC at www.sec.gov.

Item 1A – Risk Factors
Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in Item 1A. — Risk Factors include risks associated with our operations, governmental regulation and laws and our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the Notes to DPL's Consolidated Financial Statements and concerning AES Ohio set forth in the Notes to AES Ohio's Financial Statements in Part II – Item 8 – Financial Statements and Supplementary Data and additional information in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face.

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

The outbreak of COVID-19 has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including expenses relating to events outside of our control. The impact of the outbreak continues to evolve and many countries, including the United States, have implemented various types of social distancing and other measures to address the outbreak. In addition to contributing to economic slowdown or a recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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
•difficulty accessing the capital and credit markets on favorable terms, or at all, a disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
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

Weather conditions significantly affect the demand for electric power and, accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenues and associated operating expenses are not generated evenly by month during the year. We forecast electric sales based on normal weather, which represents a long-term historical average. In addition, severe or unusual weather, such as floods, tornadoes and ice or snowstorms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While AES Ohio is permitted to seek recovery of storm damage costs, if AES Ohio is unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Our membership in a regional transmission organization presents risks that could have a material adverse effect on our results of operations, financial condition and cash flows.

On October 1, 2004, in compliance with Ohio law, AES Ohio turned over control of its transmission functions and fully integrated into PJM, a regional transmission organization.

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

As members of PJM, AES Ohio and AES Ohio Generation are also subject to certain additional risks including those associated with the allocation of losses caused by unreimbursed defaults of other participants in PJM markets among PJM members and those associated with complaint cases filed against PJM that may seek refunds of revenues previously earned by PJM members including AES Ohio and AES Ohio Generation. These amounts could be significant and have a material adverse effect on our results of operations, financial condition and cash flows.

Costs associated with new transmission projects could have a material adverse effect on our results of operations, financial condition and cash flows.

Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory. PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions. Over the last several years, however, some of the costs of constructing new large transmission facilities have been “socialized” across PJM without a direct relationship between the costs assigned to and benefits received by particular PJM members. To date, the additional costs charged to AES Ohio for new large transmission approved projects have not been material. Over time, as more new transmission projects are constructed and if the allocation method is not changed, the annual costs could become material. AES Ohio is recovering the Ohio retail jurisdictional share of these allocated costs from its retail customers through the Transmission Rider. To the extent that any costs in the future are material and we are unable to recover them from our customers, such costs could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Current and future conditions in the economy may adversely affect our customers, suppliers and other counterparties, which could materially and adversely affect our results of operations, financial condition and cash flows.

Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. Slowing economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices and other challenges currently affecting the general economy, have caused and may continue to cause some of our customers to experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in a normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Sustained downturns, recessions or a sluggish economy generally affect the markets in which we operate and negatively influence our energy operations. A contracting, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. For example, during economic downturns, our commercial and industrial customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. Some of our suppliers, customers, other counterparties and others with whom we transact business experience financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations to us or result in their declaring bankruptcy or similar insolvency-like proceedings. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. Reduced demand for our electric services, failure by our customers to timely remit full payment owed to us and supply delays or unavailability could have a material adverse effect on our results of operations, financial condition and cash flows. In particular, the projected economic growth and total employment in AES Ohio’s service territory are important to the realization of our forecasts for annual energy sales.

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

Counterparties providing materials or services may fail to perform their obligations, which could materially and adversely impact our results of operations, financial condition and cash flows.

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

Further, our construction program calls for extensive expenditures for capital improvements and additions, including the installation of upgrades, improvements to transmission and distribution facilities, as well as other initiatives. As a result, we may engage contractors and enter into agreements to acquire necessary materials and/or obtain required construction related services. In addition, some contracts may provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices or cause construction delays in a significant manner. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by AES Ohio to comply with requirements or expectations, particularly with regard to the cost of the project. If these events were to occur, we might incur losses or delays in completing construction.

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

The use of non-derivative and derivative instruments in the normal course of business could result in losses that could materially and adversely impact our results of operations, financial position and cash flows.

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

Potential security breaches (including cybersecurity breaches) and terrorism risks could materially and adversely affect our businesses.

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our transmission, distribution and other facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by the NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could materially and adversely affect our results of operations, financial condition and cash flows

In the course of our business, we also store and use customer, employee and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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

In Ohio, transmission and distribution businesses are regulated. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCO will agree that all of our costs have been prudently incurred or are recoverable. There can be no assurance that the regulatory process in which rates are determined will always result in rates that will produce a full or timely recovery of our costs or permitted rates of return. Accordingly, the revenue AES Ohio receives may or may not match its expenses at any given time.

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

Ohio law contains annual targets for energy efficiency which began in 2009 and require increasing energy reductions each year compared to a baseline energy usage, up to 22.3% by 2027. Peak demand reduction targets began in 2009 with increases in required percentages each year, up to 7.75% by 2020. The renewable energy standards have increased our costs and are expected to continue to increase (and could materially increase) these costs. AES Ohio is currently entitled to recover costs associated with its renewable energy compliance, as well as its energy efficiency and demand response programs. If, in the future, we are unable to timely or fully recover these costs, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, if we were found not to be in compliance with these standards, monetary penalties could apply. These penalties are not permitted to be recovered from customers and significant penalties could have a material adverse effect on our results of operations, financial condition and cash flows. The demand reduction and energy efficiency standards by design result in reduced energy and demand that could have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to numerous environmental laws, rules and regulations that require capital expenditures, increase our cost of operations and may expose us to environmental liabilities.

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the remediation of retired generation and other facilities, storage, handling, use, storage, disposal and transportation of coal combustion residuals and other materials, some of which may be defined as hazardous materials, the emission and discharge of hazardous and other materials or items into the environment, such as GHGs; and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, inspections and other governmental authorizations. These laws, rules and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations and all licenses, permits and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, licenses, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. In addition, any actual or alleged violation of these laws, rules or regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations. AES Ohio has an ownership interest in OVEC, which operates generating stations. We generally are responsible for our respective pro rata share of expenditures for complying with environmental laws, rules, regulations, licenses, permits and other requirements at this generating station, but have limited control over the compliance measures taken by the operator. Under certain environmental laws, we could also be held strictly, jointly and severally responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage.

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

Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our business.

Although we have exited our generation business, our continuing operations face risks from regulatory developments related to climate change, as well as the physical impacts of climate change. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our current operations. In addition, it is likely that there will be increased focus on climate change from a President Biden administration and a Democrat-controlled U.S. Congress, both of which may result in additional legislation and regulations regarding GHG emissions.

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Although the U.S. was officially able to withdraw from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which became effective for the U.S. on February 19, 2021. In November 2021, the international community gathered in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (COP26), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs.

Any existing or future international, federal, state or regional legislation or regulation of GHG emissions, to the extent directly or indirectly applicable to our electric transmission and distribution operations, could have a material adverse impact on our financial performance.

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power transmission and distribution assets and facilities. Variations in weather conditions, primarily temperature and humidity, would also be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenues. In addition, while revenues would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity.

If any of the foregoing risks materialize, we expect our costs to increase or revenues to decrease and there could be a material adverse effect on our business and on our consolidated results of operations, financial condition, cash flows and reputation if such changes are significant. Please see “Item 1. Business - Environmental Matters” for additional information of environmental matters impacting us, including those relating to regulation of GHG emissions.

If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.

As an owner of a bulk power transmission system, AES Ohio is subject to mandatory reliability standards promulgated by the NERC and enforced by the FERC. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and is guided by reliability and market interface principles. In addition, AES Ohio is subject to Ohio reliability standards and targets. Compliance with reliability standards may subject us to higher operating costs or increased capital expenditures. Although we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCO will approve full recovery in a timely manner. If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to extensive laws and local, state and federal regulation, as well as litigation and other proceedings that affect our operations and costs.

We are subject to extensive regulation at the federal, state, and local levels. For example, at the federal level, AES Ohio is regulated by the FERC and the NERC and, at the state level, by the PUCO. The regulatory power of the PUCO over AES Ohio is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Ohio. AES Ohio is subject to regulation by the PUCO as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities and incurrence of debt, the acquisition and sale of some public utility properties or securities and certain other matters. As a result of the Energy Policy Act of 2005 and subsequent legislation affecting the electric utility industry, we have been required to comply with rules and regulations in areas including mandatory reliability standards, cybersecurity, transmission expansion and energy efficiency. Complying with the regulatory environment to which we are subject requires us to expend a significant amount of funds and resources. The failure to comply with this regulatory environment could subject us to substantial financial costs and penalties and changes, either forced or voluntary, in the way we operate our business that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As of December 31, 2021, the carrying value of DPL's debt was $1,460.5 million and the carrying value of AES Ohio's debt was $574.3 million. Of AES Ohio's indebtedness, there was $565.0 million of First Mortgage Bonds as of December 31, 2021, which are secured by the pledge of substantially all of the assets of AES Ohio under the terms of AES Ohio’s First & Refunding Mortgage. DPL's revolving credit facility is also secured by a pledge of common stock that DPL owns in AES Ohio. This level of indebtedness and related security has important consequences, including:

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

If AES Ohio issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default thereunder. For a further discussion of our outstanding debt obligations, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Requirements and Note 6 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 6 – Long-term debt of Notes to AES Ohio's Financial Statements.

DPL and AES Ohio have variable rate debt that bears interest based on a prevailing rate that is reset based on a market index that can be affected by market demand, supply, market interest rates and other market conditions. We also maintain both cash on deposit and investments in cash equivalents from time to time that could be impacted by interest rate fluctuations. As such, any event which impacts market interest rates could have a material effect on our results of operations, financial condition and cash flows. In addition, rating agencies issue ratings on our credit and our debt that affect our borrowing costs under our financial arrangements and affect our potential pool of investors and funding sources. Credit ratings also govern the collateral provisions of certain of our contracts. If rating agencies downgrade our credit ratings further, our borrowing costs would likely further increase, our potential pool of investors and funding resources could be reduced, and we could be required to post additional collateral under select contracts. These events would likely reduce our liquidity and profitability and could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on access to the financial markets. General economic conditions and disruptions in the financial markets could adversely affect our ability to raise capital on favorable terms, or at all, and cause increases in our interest expense.

From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively affected. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms, or at all, can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability. See Note 6 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 6 – Long-term debt of Notes to AES Ohio's Financial Statements for information regarding indebtedness. See also Item 7A - Quantitative and Qualitative Disclosure about Market Risk for information related to market risks.

DPL is a holding company and parent of AES Ohio and other subsidiaries. DPL’s cash flow is dependent on the cash flows of AES Ohio and its other subsidiaries and their ability to pay cash to DPL.

DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the activities of its subsidiaries, principally AES Ohio. As such, DPL’s cash flow is largely dependent on the cash flows of AES Ohio and its ability to pay cash to DPL. The impact of the December 2019

ESP and related regulatory proceedings on AES Ohio's revenues adversely affects DPL. In addition, there are a number of other rate proceedings pending or anticipated that we cannot predict the outcome of, which could adversely affect DPL. See Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements for descriptions of AES Ohio's ESP and other regulatory proceedings. In addition, AES Ohio is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of AES Ohio to distribute, loan or advance cash to DPL pursuant to these broad powers. A significant limitation on AES Ohio’s ability to pay dividends or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows.

Our ownership by AES subjects us to potential risks that are beyond our control.

All of AES Ohio’s common stock is owned by DPL, and DPL is an indirectly wholly owned subsidiary of AES. Due to our relationship with AES, any adverse developments and announcements concerning AES may impair our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES’s credit ratings could result in DPL’s or AES Ohio’s credit ratings being downgraded.

Item 1B – Unresolved Staff Comments
None.

Item 2 – Properties
Information relating to our properties is contained in Note 3 – Property, Plant and Equipment of Notes to DPL's Consolidated Financial Statements and Note 3 – Property, Plant and Equipment of Notes to AES Ohio's Financial Statements.

Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio. This facility and the remainder of our material properties are owned directly by AES Ohio. These properties include our distribution service center in Dayton, Ohio, various substations and other transmission and distribution equipment and property.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Item 3 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material. For more information, see Note 2 – Regulatory Matters and Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters and Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to AES Ohio's Financial Statements.

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in Item 1 - Business - Competition and Regulation and Item 1 - Business - Environmental Matters.

Item 4 – Mine Safety Disclosures
Not applicable.

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the outstanding common stock of DPL is owned indirectly by AES and directly by a wholly-owned subsidiary of AES. As a result, DPL’s stock is not listed for trading on any stock exchange. AES Ohio’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

Dividends and return of capital
During the years ended December 31, 2021, 2020 and 2019, DPL paid no dividends to AES. AES Ohio declares and pays dividends on its common shares to its parent DPL from time to time as declared by the AES Ohio board. Return of capital payments were declared in the amount of $42.0 million and paid in the amount of $52.0 million in the year ended December 31, 2021, declared in the amount of $52.7 million and paid in the amount of $42.7 million in the year ended December 31, 2020 and declared and paid in the amount of $95.0 million in the year ended December 31, 2019.

DPL’s Amended Articles of Incorporation and the DPL Credit Agreement contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2021, DPL did not meet these requirements. As a result, as of December 31, 2021, DPL was prohibited under its Articles of Incorporation and Credit Agreement from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Item 6 – Selected Financial Data
The following table presents our selected financial data, which should be read in conjunction with DPL's audited Consolidated Financial Statements and the related Notes thereto, AES Ohio's audited Financial Statements and the related Notes thereto and Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations. The “Results of Operations” discussion in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations addresses significant fluctuations in operating data. DPL’s common stock is wholly-owned by an indirect subsidiary of AES; therefore, DPL does not report earnings or dividends on a per-share basis. Other information that management believes is important in understanding trends in our business is also included in this table. Prior period amounts have been restated to reflect discontinued operations in all periods presented. Our historical results are not necessarily indicative of our future results.

DPL
	Years ended December 31,
$ in millions except per share amounts or as indicated	2021	2020	2019	2018	2017
Total electric sales (millions of kWh)	14,330	13,918	14,628	15,728	14,679
Statements of Operations Data
Revenues	$672.7	$660.5	$743.7	$747.3	$729.0
Operating income	$85.3	$89.1	$154.9	$142.6	$126.5
Income / (loss) from continuing operations	$22.9	$(6.4)	$51.8	$36.7	$12.3
Income / (loss) from discontinued operations, net of tax (a)	$(0.8)	$5.4	$53.6	$33.4	$(106.9)
Net income / (loss)	$22.1	$(1.0)	$105.4	$70.1	$(94.6)
Capital expenditures	$191.3	$157.3	$156.5	$96.1	$110.5

Balance Sheet Data (end of period):
Total assets	$2,171.8	$2,036.0	$1,935.8	$1,883.1	$2,049.2
Long-term debt (b)	$1,395.3	$1,393.4	$1,223.3	$1,372.3	$1,700.2
Total common shareholder's deficit	$(121.4)	$(283.5)	$(371.9)	$(471.7)	$(584.3)

(a)Fixed-asset impairments of $3.5 million, $2.8 million, and $175.8 million in 2019, 2018 and 2017, respectively, have been reclassified to discontinued operations.
(b)Excluded from this line are the current maturities of long-term debt.

AES Ohio
	Years ended December 31,
$ in millions except per share amounts or as indicated	2021	2020	2019	2018	2017
Total electric sales (millions of kWh)	14,330	13,918	14,628	15,194	14,401
Statements of Operations Data
Revenues	$663.7	$652.1	$735.4	$738.7	$720.0
Operating income	$79.5	$83.5	$150.7	$135.1	$122.1
Income from continuing operations	$47.1	$51.1	$124.9	$86.7	$57.4
Loss from discontinued operations, net of tax (a)	$—	$—	$—	$—	$(40.4)
Net income	$47.1	$51.1	$124.9	$86.7	$17.0
Capital expenditures	$189.3	$153.3	$155.5	$85.6	$90.7

Balance Sheet Data (end of period):
Total assets	$2,162.6	$2,014.7	$1,883.2	$1,819.6	$1,695.9
Long-term debt (b)	$574.1	$573.9	$434.6	$581.5	$642.0
Total common shareholder's equity	$782.2	$616.7	$473.4	$445.3	$330.7

(a)    Fixed-asset impairment of $66.3 million in 2017 has been reclassified to discontinued operations.
(b)    Excluded from this line are the current maturities of long-term debt.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with DPL’s audited Consolidated Financial Statements and the related Notes thereto and AES Ohio’s audited Financial Statements and the related Notes thereto included in Item 8 – Financial Statements and Supplementary Data of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. See “Forward-Looking Statements” at the beginning of this Form 10-K and Item 1A – Risk Factors. For a list of certain abbreviations or acronyms in this discussion, see Glossary of Terms at the beginning of this Form 10-K.

OVERVIEW OF 2021 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth, and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2 – Regulatory Matters of the Notes to DPL's Consolidated Financial Statements, Note 2 – Regulatory Matters of the Notes to AES Ohio's Financial Statements and “Environmental Matters” in “Item 1 - Business.”

Operational Excellence

Our objective is to optimize AES Ohio’s performance in the U.S. utility industry by focusing on the following areas: safety, operations (reliability and customer satisfaction), financial and enterprise-wide performance (efficiency and cost savings, talent management/people, capital allocation/sustainability and corporate social responsibility). We set and measure these objectives carefully, balancing them in a way and to a degree necessary to ensure a sustainable high level of performance in these areas simultaneously compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because some of our financial and enterprise-wide performance measures are company-specific performance goals, they are not benchmarked.

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury significant injury potential incidents. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

AES Ohio measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. AES Ohio also measures customer centricity on more of an individual basis by the industry metric of Customers that Experience Multiple Interruption of five or more times (“CEMI-5”). We measure customer satisfaction using Research America Utilities Market Research - Consumer Insight. Monitoring performance in the areas such as competitive rates, operational reliability and customer service supports our ongoing work to deliver reliable service to our customers.

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020. For a discussion comparing the results of operations for the year ended December 31, 2020 to the year ended December 31, 2019, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K, filed with the SEC on February 24, 2021.

DPL

Compared with the prior year, DPL's results for the year ended December 31, 2021 reflect an increase in income / (loss) from continuing operations before income tax of $34.3 million, or 288%, primarily due to factors including, but not limited to:

$ in millions	2021 vs. 2020
Increase due to loss on early extinguishment of debt recorded in the prior year (see Part I, Item 1, Note 6 – Long-term debt in the Notes to DPL's Consolidated Financial Statements for further discussion)	$31.7
Lower interest expense from debt refinancings in the prior year	8.4
Higher transmission revenues due to increase in transmission rates	5.9
Decrease due to Energy Efficiency shared savings in the prior year	(8.9)
Higher depreciation and amortization due to higher depreciable property, plant and equipment balances	(2.8)
Net change in income / (loss) from continuing operations before income tax	$34.3

AES Ohio

Compared with the prior year, AES Ohio's results for the year ended December 31, 2021 reflect a decrease in income from continuing operations before income tax of $5.3 million, or 9%, primarily due to factors including, but not limited to:

$ in millions	2021 vs. 2020
Decrease due to Energy Efficiency shared savings in the prior year	$(8.9)
Higher depreciation and amortization due to higher depreciable property, plant and equipment balances	(2.8)
Higher transmission revenues due to increase in transmission rates	5.9
Other	0.5
Net change in income from continuing operations before income tax	$(5.3)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for AES Ohio is presented elsewhere in this report.

Statement of Operations Highlights – DPL

	Years ended December 31,			Change 2021 vs. 2020		Change 2020 vs. 2019
$ in millions	2021	2020	2019	$	%	$	%
Revenues:
Retail	$583.3	$586.4	$667.3	$(3.1)	(1)%	$(80.9)	(12)%
Wholesale	18.8	10.1	16.2	8.7	86%	(6.1)	(38)%
RTO ancillary	50.0	44.0	43.5	6.0	14%	0.5	1%
Capacity revenues	5.9	4.2	6.2	1.7	40%	(2.0)	(32)%
Miscellaneous revenues	14.7	15.8	10.5	(1.1)	(7)%	5.3	50%
Total revenues	672.7	660.5	743.7	12.2	2%	(83.2)	(11)%

Operating costs and expenses:
Net fuel cost	0.5	1.7	2.5	(1.2)	(71)%	(0.8)	(32)%
Purchased power:
Purchased power	208.0	200.7	227.9	7.3	4%	(27.2)	(12)%
RTO charges	68.3	29.9	24.0	38.4	128%	5.9	25%
Net purchased power cost	276.3	230.6	251.9	45.7	20%	(21.3)	(8)%
Operation and maintenance	152.4	181.7	184.2	(29.3)	(16)%	(2.5)	(1)%
Depreciation and amortization	76.1	73.3	72.3	2.8	4%	1.0	1%
Taxes other than income taxes	82.1	79.4	77.9	2.7	3%	1.5	2%
Loss on disposal of business	—	4.7	—	(4.7)	(100)%	4.7	—%
Total operating costs and expenses	587.4	571.4	588.8	16.0	3%	(17.4)	(3)%

Operating income	85.3	89.1	154.9	(3.8)	(4)%	(65.8)	(42)%

Other expense, net:
Interest expense	(62.9)	(71.3)	(82.2)	8.4	(12)%	10.9	(13)%
Loss on early extinguishment of debt	—	(31.7)	(44.9)	31.7	(100)%	13.2	(29)%
Other income	—	2.0	3.7	(2.0)	(100)%	(1.7)	(46)%
Other expense, net	(62.9)	(101.0)	(123.4)	38.1	(38)%	22.4	(18)%

Income / (loss) from continuing operations before income tax (a)	$22.4	$(11.9)	$31.5	$34.3	(288)%	$(43.4)	(138)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of consolidated results of operations compares the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020. For discussion comparing the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K, filed with the SEC on February 24, 2021.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders, including the changes to our ESP, described in Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements.

Heating and Cooling Degree-days (a)

	Years ended December 31,
	2021	2020	change	% change
Actual
Heating degree-days (a)	4,855	4,867	(12)	—%
Cooling degree-days (a)	1,300	1,176	124	11%

30-year average (b)
Heating-degree days	5,434	5,444
Cooling-degree days	996	995

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL and AES Ohio
	Years ended December 31,
	2021	2020	change	% change
Retail electric sales (b)
Residential	5,401	5,330	71	1.3%
Commercial	3,562	3,438	124	3.6%
Industrial	3,675	3,533	142	4.0%
Governmental	1,179	1,148	31	2.7%
Other	20	19	1	5.3%
Total retail electric sales	13,837	13,468	369	2.7%
Wholesale electric sales (c)	493	450	43	9.6%
Total electric sales	14,330	13,918	412	3.0%

Billed electric customers (end of period)	534,192	530,670	3,522	0.7%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 3,721 million kWh and 3,850 million kWh for the years ended December 31, 2021 and 2020, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2021 compared to the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
6.0%
4.0%
2.0%
—%
(2.0)%
(4.0)%
Percentage Change
(2.9)%
1.3%
2.8%
3.6%
3.2%
4.0%
1.8%
2.7%
0.5%
2.7%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2021 vs. 2020 Weather-normalized
2021 vs. 2020 Actuals

During the year ended December 31, 2021, Revenues increased $12.2 million to $672.7 million from $660.5 million in the same period of the prior year. This increase was a result of:

$ in millions	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	$(29.0)
Decrease due to Energy Efficiency shared savings	(8.9)
Decrease due to Storm Rider	(6.8)
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(2.8)
Increase due to the TCRR Rider	41.9
Other	(2.1)
Net change in retail rate	(7.7)

Volume
Net increase in demand primarily due to favorable weather compared to the same period in the prior year.	5.1

Other miscellaneous	(0.5)
Total retail change	(3.1)

Wholesale
Increase primarily due to higher rates and volumes at OVEC	8.7

RTO ancillary and capacity revenues
Increase primarily due to higher transmission revenues as a result of changing from a stated rate to a formula rate in May 2020	7.7

Miscellaneous revenues
Miscellaneous revenues	(1.1)

Net change in Revenues	$12.2

DPL – Net Purchased Power
During the year ended December 31, 2021, Net Purchased Power increased $45.7 million compared to the prior year. This increase was a result of:

$ in millions	2021 vs. 2020
Net purchased power
Purchased power
Rate
Increase due to deferrals related to the Legacy Generation Rider and OVEC costs, partially offset by pricing in the competitive bid process.	$11.5
Volume
Decrease driven by demand from SSO customers	(4.2)
Total purchased power change	7.3
RTO charges
Increase primarily due to higher TCRR rates in the current year	38.4

Net change in purchased power	$45.7

DPL - Operation and Maintenance
During the year ended December 31, 2021, Operation and Maintenance expense decreased $29.3 million compared to the prior year. This decrease was a result of:

$ in millions	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$(15.2)
Decrease in Alternative Energy and Energy Efficiency programs (a)	(13.8)
Decrease in deferred storm costs (a)	(6.8)
Increase in TCRR costs (a)	4.2
Increase in charges from Service Company	$1.9
Other, net	0.4
Net change in Operations and Maintenance expense	$(29.3)

(a)    There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DPL – Depreciation and Amortization
During the year ended December 30, 2021, Depreciation and amortization increased $2.8 million compared to the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

DPL – Taxes Other Than Income Taxes
During the year ended December 31, 2021, Taxes other than income taxes increased $2.7 million compared to the prior year. The increase was primarily the result of a favorable property tax true-up in the prior year, resulting from a new assessment from the state of Ohio.

DPL – Loss on Disposal of Business
During the year ended December 31, 2020, DPL recorded a Loss on disposal of business of $4.7 million due to the loss on the transfer of business interests in the Hutchings Coal Station.

DPL – Interest Expense
During the year ended December 31, 2021, Interest expense decreased $8.4 million compared to the prior year. The decrease was primarily the result of the refinancing of debt at DPL in 2020.

DPL – Loss on Early Extinguishment of Debt
During the year ended December 31, 2020, DPL recorded a Loss on early extinguishment of debt of $31.7 million primarily due to the make-whole premium payment of $30.8 million related to the redemption of the $380.0 million 7.25% Notes due 2021 in the third quarter of 2020.

DPL – Income Tax Expense From Continuing Operations
Income tax benefit decreased $5.0 million from $5.5 million in 2020 to $0.5 million in 2021. The decrease of $5.0 million was primarily due to income from continuing operations before income tax, less the reversal of excess deferred items, in the current year as compared to a loss from continuing operations before income tax, less the reversal of excess deferred items, in the prior year.

DPL – Discontinued Operations
During the years ended December 31, 2021 and 2020, DPL recorded income / (loss) from discontinued operations (net of tax) of $(0.8) million and $5.4 million, respectively. This income / (loss) relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part II, Item 8, Note 14 – Discontinued Operations in the Notes to DPL's Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised primarily of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to more than 534,000 retail customers who are located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

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

See Note 12 – Business Segments of Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2021	2020	2019
Utility	$52.8	$58.1	$124.3
Other	(30.4)	(70.0)	(92.8)
Income / (loss) from continuing operations before income tax	$22.4	$(11.9)	$31.5

Statement of Operations Highlights - DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in Part II - (Statement of Operations Highlights - AES Ohio) of this Form 10-K.

RESULTS OF OPERATIONS – AES Ohio

Statement of Operations Highlights – AES Ohio

	Years ended December 31,			Change 2021 vs. 2020		Change 2020 vs. 2019
$ in millions	2021	2020	2019	$	%	$	%
Revenues:
Retail	$583.3	$586.4	$667.3	$(3.1)	(1)%	$(80.9)	(12)%
Wholesale	19.5	11.0	17.2	8.5	77%	(6.2)	(36)%
RTO ancillary	49.9	44.0	43.5	5.9	13%	0.5	1%
Capacity revenues	5.9	4.2	6.2	1.7	40%	(2.0)	(32)%
Miscellaneous revenues	5.1	6.5	1.2	(1.4)	(22)%	5.3	442%
Total revenues	663.7	652.1	735.4	11.6	2%	(83.3)	(11)%

Operating costs and expenses:
Net fuel cost	0.5	1.6	2.5	(1.1)	(69)%	(0.9)	(36)%
Purchased power:
Purchased power	208.0	200.7	227.6	7.3	4%	(26.9)	(12)%
RTO charges	67.1	28.7	23.0	38.4	134%	5.7	25%
Net purchased power cost	275.1	229.4	250.6	45.7	20%	(21.2)	(8)%
Operation and maintenance	152.1	182.0	183.1	(29.9)	(16)%	(1.1)	(1)%
Depreciation and amortization	74.6	71.8	70.8	2.8	4%	1.0	1%
Taxes other than income taxes	81.9	79.1	77.7	2.8	4%	1.4	2%
Loss on disposal of business	—	4.7	—	(4.7)	(100)%	4.7	—%
Total operating costs and expenses	584.2	568.6	584.7	15.6	3%	(16.1)	(3)%

Operating income	79.5	83.5	150.7	(4.0)	(5)%	(67.2)	(45)%

Other expense, net:
Interest expense	(24.2)	(24.3)	(26.0)	0.1	—%	1.7	(7)%
Other expense	(2.5)	(1.1)	(0.4)	(1.4)	127%	(0.7)	175%
Other expense, net	(26.7)	(25.4)	(26.4)	(1.3)	5%	1.0	(4)%

Income before income tax (a)	$52.8	$58.1	$124.3	$(5.3)	(9)%	$(66.2)	(53)%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of results of operations compares the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020. For discussion comparing the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K, filed with the SEC on February 24, 2021.

AES Ohio – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders, including the changes to our ESP, described in Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

During the year ended December 31, 2021, Revenues increased $11.6 million to $663.7 million from $652.1 million in the same period of the prior year. This increase was a result of:

$ in millions	2021 vs. 2020
Retail
Rate
Decrease in Energy Efficiency and USF Revenue Rate Riders	$(29.0)
Decrease due to Energy Efficiency shared savings	(8.9)
Decrease due to Storm Rider	(6.8)
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(2.8)
Increase due to the TCRR Rider	41.9
Other	(2.1)
Net change in retail rate	(7.7)

Volume
Net increase in demand primarily due to favorable weather compared to the same period in the prior year.	5.1

Other miscellaneous	(0.5)
Total retail change	(3.1)

Wholesale
Increase primarily due to higher rates and volumes at OVEC	8.5

RTO ancillary and capacity revenues
Increase primarily due to higher transmission revenues as a result of changing from a stated rate to a formula rate in May 2020	7.6

Miscellaneous revenue
Miscellaneous revenues	(1.4)

Net change in Revenues	$11.6

AES Ohio – Net Purchased Power
During the year ended December 31, 2021, Net Purchased Power increased $45.7 million compared to the prior year. This increase was a result of:

$ in millions	2021 vs. 2020
Net purchased power
Purchased power
Rate
Increase due to deferrals related to the Legacy Generation Rider and OVEC costs, partially offset by pricing in the competitive bid process.	$11.5
Volume
Decrease driven by demand from SSO customers	(4.2)
Total purchased power change	7.3
RTO charges
Increase primarily due to higher TCRR rates in the current year	38.4

Net change in purchased power	$45.7

AES Ohio - Operation and Maintenance
During the year ended December 31, 2021, Operation and Maintenance expense decreased $29.9 million compared to the prior year. This decrease was a result of:

$ in millions	2021 vs. 2020
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	(15.2)
Decrease in Alternative Energy and Energy Efficiency programs (a)	$(13.8)
Decrease in deferred storm costs (a)	(6.8)
Increase in TCRR costs (a)	4.2
Increase in charges from Service Company	2.1
Other, net	(0.4)
Net change in Operations and Maintenance expense	$(29.9)

(a)There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

AES Ohio – Depreciation and Amortization
During the year ended December 30, 2021, Depreciation and amortization increased $2.8 million compared to the prior year. The increase was primarily the result of higher depreciable property, plant and equipment balances in the current year.

AES Ohio – Taxes Other Than Income Taxes
During the year ended December 31, 2021, Taxes other than income taxes increased $2.8 million compared to the prior year. The increase was primarily the result of a favorable property tax true-up in the prior year, resulting from a new assessment from the state of Ohio.

AES Ohio – Loss on Disposal of Business
During the year ended December 31, 2020, AES Ohio recorded a Loss on disposal of business of $4.7 million due to the loss on the transfer of business interests in the Hutchings Coal Station.

AES Ohio – Income Tax Expense
During the year ended December 31, 2021, Income tax expense decreased $1.3 million from $7.0 million in 2020 to $5.7 million in 2021 primarily due to a decrease in income before income tax compared to the prior year.

KEY TRENDS AND UNCERTAINTIES

During 2022 and beyond, we expect that our financial results will be driven primarily by retail demand and weather. As discussed in Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements in Part I, Item 1 of this report, AES Ohio has requested PUCO approval to defer its decoupling costs consistent with the methodology approved in its distribution rate order. If approved, the deferral would be effective as of December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulations; and
•timely recovery of transmission and distribution expenditures.

COVID-19 Pandemic
The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses continue to evolve as virus variants emerge, vaccine availability and usage continues and the state and businesses review and adjust the scope and requirements of social distancing measures.

Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service industry. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We experienced impacts from the pandemic in 2021 and into 2022 and expect to continue to experience impacts for the remainder of 2022. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Any impacts in future periods could have material and adverse effects on our results of operations, financial condition and cash flows. Also see "Item 1A. Risk Factors" of this Form 10-K.

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

Demand - As the economic impact of the COVID-19 pandemic started to materialize in Ohio in March 2020 and continued for the duration of 2020 and into 2021, the COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers, but started to recover in 2021 as shown by the changes in weather-normalized volumes of kWh sold by customer class as follows:

	For the three		For the three		For the three		For the three		For the
	months ended		months ended		months ended		months ended		year ended
	March 31,		June 30,		September 30,		December 31,		December 31,
Customer Class	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Residential	(1.2)%	0.3%	(4.2)%	8.5%	(6.6)%	11.0%	0.1%	(0.9)%	(2.9)%	4.2%
Commercial	(2.8)%	(2.8)%	14.0%	(9.9)%	(2.0)%	0.4%	4.0%	(5.1)%	2.8%	(4.2)%
Industrial	(3.1)%	(1.5)%	19.8%	(19.9)%	(1.0)%	0.9%	0.1%	1.1%	3.2%	(5.0)%
Government and Other	(3.9)%	(4.3)%	6.4%	(14.0)%	4.4%	(9.7)%	0.4%	(4.6)%	1.8%	(8.3)%
Total	(2.3)%	(1.3)%	7.7%	(7.1)%	(2.9)%	3.3%	1.1%	(1.8)%	0.5%	(1.6)%

As noted above, we also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements for a discussion of regulatory measures which partially mitigate the impact of these expenses. While we have continued to experience COVID-19 impacts into 2022, we continue to expect that such impacts would not be material, particularly if less expansive social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. For further discussion of our financial condition, liquidity, and capital requirements, see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity of this Form 10-K.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the year ended December 31, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 and due to the economic impacts of the COVID-19 pandemic. AES Ohio implemented and continues to offer extended payment plans to customers during the pandemic. In 2021, collections improved and credit-related impacts were not significant. If credit-related impacts from the COVID-19 pandemic occur in 2022 or beyond, deterioration in our credit exposures and customer collections could result. However, as discussed in Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, AES Ohio’s uncollectible expense is deferred for future collection.

Supply Chain - We continue to closely manage and monitor developments in our supply chain. We are experiencing certain minor delays and price increases, but these have not materially impacted our operations or capital projects to date.

Capital Projects - During the COVID-19 pandemic, our construction projects have experienced some indications of delays and price increases; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-K.

CARES Act - The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we deferred the payment of federal payroll taxes in accordance with the provisions of this act. The total deferred was approximately $2.1 million, and at December 31, 2021, the total remaining unpaid balance was approximately $1.1 million, which will be paid in 2022.

See Note 16 – Risks & Uncertainties of Notes to DPL's Consolidated Financial Statements and Note 14 – Risks & Uncertainties of Notes to AES Ohio's Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-K for more information.

Operational
Our previously announced plan to retire or sell our generation facilities was completed with the sale of our interest in Unit 4 of Conesville in June 2020. For additional information on these events and DPL's previously-owned coal-fired facilities, see Note 14 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

Macroeconomic and Political

Reference Rate Reform - In July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. The IBA expects to make separate announcements in this regard following the outcome of the consultation. We maintain financial instruments that use LIBOR as an interest rate benchmark and will continue to engage with counterparties to make this transition.

Inflation - In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary.

Regulatory Environment
For a comprehensive discussion of the market structure and regulation of DPL and AES Ohio, see Part I, Item 1 - Business – Competition and Regulation.

Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million. A hearing on this case was held beginning in January 2022 and the case is pending a commission order.

Stipulation and Recommendation - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio’s applications pending at the PUCO for (i) approval of AES Ohio’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed.

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

For more information on the above matters, see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2021, cash, cash equivalents and restricted cash for DPL and AES Ohio was $26.7 million and $14.5 million, respectively, and available borrowing capacity at DPL and AES Ohio was $35.0 million and $175.0 million, respectively. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,412.8 million and $582.2 million, respectively, at December 31, 2021.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty or otherwise could have material adverse effects on our financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations as well as unfavorable regulatory outcomes could have a material adverse effect on our results of operations, financial condition and cash flows. See "RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LAWS" and "RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION" in Part I, Item 1a - Risk Factors and "COMPETITION AND REGULATION" in Part I, Item 1 - Business. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 15, 2021 granting authority through December 31, 2022 to, among other things, issue up to $300.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in 2020 to, among other things, issue up to $140.0 million in First Mortgage Bonds. AES Ohio also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. AES Ohio does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

DPL	Years ended December 31,
$ in millions	2021	2020	2019
Net cash provided by operating activities	$116.9	$113.9	$180.3
Net cash used in investing activities	(213.0)	(185.7)	(222.6)
Net cash provided by / (used in) financing activities	97.3	50.3	(22.4)
Net increase / (decrease) in cash, cash equivalents and restricted cash	1.2	(21.5)	(64.7)
Balance at beginning of year	25.5	47.0	111.7
Cash, cash equivalents and restricted cash at end of year	$26.7	$25.5	$47.0

Fiscal year 2021 versus 2020:

DPL – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income / (loss)	$22.1	$(1.0)	$23.1
Depreciation and amortization	76.1	73.6	2.5
Deferred income taxes	4.7	39.8	(35.1)
Loss on early extinguishment of debt	—	31.7	(31.7)
Loss / (gain) on disposal and sale of business, net	—	(1.4)	1.4
Net income / (loss), adjusted for non-cash items	102.9	142.7	(39.8)
Net change in operating assets and liabilities	14.0	(28.8)	42.8
Net cash provided by operating activities	$116.9	$113.9	$3.0

The net change in operating assets and liabilities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was driven by the following:

$ in millions	$ change
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	$44.3
Increase from accounts payable primarily due to the timing of payments	25.8
Decrease from accounts receivable primarily due to higher collections on generation-related receivables in the prior year	(13.2)
Decrease from inventories primarily due to purchases in the current year to support new projects	(10.4)
Other	(3.7)
Net change in cash from changes in operating assets and liabilities	$42.8

DPL – Net cash from investing activities
During the year ended December 31, 2021, net cash used in investing activities was $213.0 million compared to net cash used in investing activities of $185.7 million for the year ended December 31, 2020. This $27.3 million increase in cash used was primarily due to a $34.0 million increase in capital expenditures due to increased spending on T&D projects in the current year and $5.1 million of proceeds received from the sale of software in the prior year. These increases in cash used were partially offset by a $8.3 million decrease in cost of removal payments and a $3.4 million decrease in net payments on the disposal of business interests primarily due to higher payments on the transfer of the retired Hutchings Coal Station in the prior year.

DPL – Net cash from financing activities
During the year ended December 31, 2021, net cash provided by financing activities was $97.3 million compared to net cash provided by financing activities of $50.3 million for the year ended December 31, 2020. This $47.0 million increase was primarily due to a $34.5 million increase in equity contributions from AES in the current year, a $9.0 million increase in net borrowings on revolving credit facilities in the current year, and a $7.6 million decrease in payments of deferred financing costs in the current year. These increases were partially offset by $4.2 million of net issuances of long-term debt in the prior year.

Cash Flow Analysis - AES Ohio:

AES Ohio	Years ended December 31,
$ in millions	2021	2020	2019
Net cash provided by operating activities	$130.2	$91.0	$199.9
Net cash used in investing activities	(205.5)	(186.5)	(170.6)
Net cash provided by / (used in) financing activities	78.0	86.0	(74.2)
Net increase / (decrease) in cash, cash equivalents and restricted cash	2.7	(9.5)	(44.9)
Balance at beginning of year	11.8	21.3	66.2
Cash, cash equivalents and restricted cash at end of year	$14.5	$11.8	$21.3

Fiscal year 2021 versus 2020:

AES Ohio – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2021	2020	2021 vs. 2020
Net income	$47.1	$51.1	$(4.0)
Depreciation and amortization	74.6	71.8	2.8
Deferred income taxes	4.5	3.4	1.1
Loss on disposal of business	—	4.7	(4.7)
Net income, adjusted for non-cash items	126.2	131.0	(4.8)
Net change in operating assets and liabilities	4.0	(40.0)	44.0
Net cash provided by operating activities	$130.2	$91.0	$39.2

The net change in operating assets and liabilities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was driven by the following:

$ in millions	$ change
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	$44.3
Increase from accounts payable primarily due to timing of payments	19.1
Decrease from inventories primarily due to purchases in the current year to support new projects	(6.9)
Decrease from accounts receivable primarily due to timing of collections	(2.6)
Other	(9.9)
Net change in cash from changes in operating assets and liabilities	$44.0

AES Ohio – Net cash from investing activities
During the year ended December 31, 2021, net cash used in investing activities was $205.5 million compared to net cash used in investing activities of $186.5 million for the year ended December 31, 2020. This $19.0 million increase in cash used was primarily due to a $36.0 million increase in capital expenditures due to increased spending on T&D projects in the current year, partially offset by an $8.4 million decrease in cost of removal payments and a $7.0 million payment made on the disposal of business interests in the retired Hutchings Coal Station in the prior year.

AES Ohio – Net cash from financing activities
During the year ended December 31, 2021, net cash provided by financing activities was $78.0 million compared to net cash provided by financing activities of $86.0 million during the year ended December 31, 2020. This $8.0 million decrease was primarily due to a $9.3 million increase in return of capital payments to DPL compared to the prior year.

Liquidity
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any dividend payments. For 2022 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing and funds from equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the DPL Credit Agreement and the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At December 31, 2021, DPL and AES Ohio have access to the following revolving credit agreements:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2021
DPL Credit Agreement	Revolving	June 2023	$100.0	$35.0

AES Ohio Credit Agreement	Revolving	June 2024	175.0	175.0

			$275.0	$210.0

DPL entered into an amendment and restatement of the DPL Credit Agreement on June 19, 2019 with a syndication of bank lenders. The DPL Credit Agreement is a committed line of credit secured by a pledge of common stock that DPL owns in AES Ohio and is used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2023, and bears interest at variable rates as described in the agreement. It includes an uncommitted $50.0 million accordion feature to provide DPL with an option to request an increase in the size of the facility, subject to approval by the lenders. As of December 31, 2021 and 2020, DPL had $65.0 million and $80.0 million in outstanding borrowings on the agreement, respectively.

AES Ohio entered into an amendment and restatement of the AES Ohio Credit Agreement on June 19, 2019 with a syndication of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the agreement. It includes an uncommitted $100.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of December 31, 2021 and 2020, AES Ohio had $0.0 million and $20.0 million in outstanding borrowings on the agreement, respectively.

Capital Requirements

Our capital expenditure program, including development and permitting costs, for the three-year period from 2022 through 2024 is currently estimated to cost approximately $786.0 million and includes estimates as follows:

$ in millions	2022	2023	2024	For the three-year period from 2022 through 2024
Distribution-related additions, improvements and extensions	$88.0	$106.0	$108.0	$302.0
Transmission-related additions and improvements	78.0	69.0	95.0	242.0
Smart Grid Plan improvements and additions	77.0	69.0	54.0	200.0
Other	17.0	8.0	5.0	30.0
Total for AES Ohio	260.0	252.0	262.0	774.0

Other subsidiaries	4.0	5.0	3.0	12.0
Total for DPL	$264.0	$257.0	$265.0	$786.0

AES Ohio's projection includes expected spending under its Smart Grid Plan included in the comprehensive settlement approved by the PUCO on June 16, 2021 as well as new transmission projects. See Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements for more information.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. AES Ohio anticipates spending approximately $78.0 million within the next five years to reinforce its transmission system to comply with mandatory NERC and FERC Form 715 planning requirements. These anticipated costs are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 6 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 6 – Long-term debt of Notes to AES Ohio's Financial Statements.

Credit Ratings
Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on DPL’s Credit Agreement and AES Ohio’s Credit Agreement (as well as the amount of certain other fees in the agreements) are dependent upon the credit ratings of DPL and AES Ohio. Downgrades in the credit ratings of AES could result in DPL's or AES Ohio’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. Non-investment grade companies may experience higher costs to issue new securities.

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio.

Debt Ratings	DPL	AES Ohio	Outlook
Fitch Ratings	BB(a)	BBB+ (b)	Negative
Moody's Investors Service, Inc.	Ba1 (a)	A3 (b)	Stable
Standard & Poor's Financial Services LLC	BB+ (a)	BBB+ (b)	Stable

Credit ratings	DPL	AES Ohio	Outlook
Fitch Ratings	BB	BBB-	Negative
Moody's Investors Service, Inc.	Ba1	Baa2	Stable
Standard & Poor's Financial Services LLC	BB+	BB+	Stable

(a)Rating relates to DPL's senior unsecured debt.
(b)Rating relates to AES Ohio’s senior secured debt.

We cannot predict whether the current debt and credit ratings of DPL or the debt and credit ratings of AES Ohio will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. Such ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Off-Balance Sheet Arrangements

AES Ohio owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $55.5 million, of a $1,131.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. This would only happen if OVEC defaulted on its debt payments. At December 31, 2021, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2021, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,412.8	$0.2	$0.4	$415.4	$996.8
Interest payments	761.3	57.8	115.5	89.8	498.2
Electricity purchase commitments	82.9	82.9	—	—	—
Purchase orders and other contractual obligations	149.4	138.7	10.7	—	—
Total contractual obligations	$2,406.4	$279.6	$126.6	$505.2	$1,495.0

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
AES Ohio:
Long-term debt	$582.2	$0.2	$0.4	$0.4	$581.2
Interest payments	561.8	22.0	44.0	43.9	451.9
Electricity purchase commitments	82.9	82.9	—	—	—
Purchase orders and other contractual obligations	146.8	136.1	10.7	—	—
Total contractual obligations	$1,373.7	$241.2	$55.1	$44.3	$1,033.1
Long-term debt:
DPL’s Long-term debt at December 31, 2021 consists of DPL’s unsecured notes and Capital Trust II securities, along with AES Ohio’s First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

AES Ohio’s Long-term debt at December 31, 2021 consists of its First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 6 – Long-term debt of the Notes to DPL's Consolidated Financial Statements and Note 6 – Long-term debt of the Notes to AES Ohio's Financial Statements.

Interest payments:
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2021.

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2021, DPL and AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include:

•regulatory liabilities (see Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements);
•taxes (see Note 7 – Income Taxes of Notes to DPL's Consolidated Financial Statements and Note 7 – Income Taxes of Notes to AES Ohio's Financial Statements);
•pension and other postretirement employee benefit liabilities (see Note 8 – Benefit Plans of Notes to DPL's Consolidated Financial Statements and Note 8 – Benefit Plans of Notes to AES Ohio's Financial Statements);
•contingencies (see Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Consolidated Financial Statements and Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to AES Ohio's Financial Statements); and
•amounts due to related parties (see Note 11 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 11 – Related Party Transactions of Notes to AES Ohio's Financial Statements).

Reserve for uncertain tax positions:
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $0.4 million at December 31, 2021, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Our significant accounting policies are described in Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to AES Ohio's Financial Statements.

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

Revenue Recognition (including Unbilled Revenue)
At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2021 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2021 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted.

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

Regulatory Assets and Liabilities
Application of the provisions of GAAP relating to regulatory accounting requires us to reflect the effect of rate regulation in DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by non-regulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, we defer these costs as Regulatory assets that otherwise would be expensed by non-regulated companies. Likewise, we recognize Regulatory liabilities when it is probable that regulators will require customer refunds through future rates and when revenue is collected from customers for expenses that are not yet incurred. Regulatory assets are amortized into expense and Regulatory liabilities are amortized into income over the recovery period authorized by the regulator.

We evaluate our Regulatory assets to determine whether or not they are probable of recovery through future rates and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be expensed in the period the assessment is made. We currently believe the recovery of our Regulatory assets is probable. See Note 2 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Financial Statements.

Pension and Postretirement Benefits
See Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to AES Ohio's Financial Statements for information on our accounting policies regarding Pension and Postretirement Benefits.

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

Recently Issued Accounting Pronouncements
A discussion of recently issued accounting pronouncements is in Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to AES Ohio's Financial Statements and such discussion is incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

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

Purchased power costs
AES Ohio conducts competitive bid auctions to purchase power for SSO service, as all of AES Ohio's SSO is sourced through the competitive bid auction.

As a result of DPL's exit from the majority of its coal-fired generation, changes in the prices of fuel and purchased power are not expected to have a material impact on our results of operations, financial position or cash flows. Further, AES Ohio's exposure to fluctuations in the price of power is limited because we recover our power purchased from the competitive bid auction through the Standard Offer Rate tariff.

Interest rate risk
We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 6 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 6 – Long-term debt of Notes to AES Ohio's Financial Statements.

At December 31, 2021, our variable rate debt consisted of $65.0 million under DPL's revolving credit facility and $0.0 million under AES Ohio's revolving credit facility. At December 31, 2021, a 100-basis point change in the applicable rates on our variable-rate debt would result in an approximate $0.7 million change in DPL's interest expense and an approximate $0.0 million change in AES Ohio's interest expense.

The principal amount of DPL’s long-term debt was $1,412.8 million at December 31, 2021, consisting of DPL’s unsecured notes, Capital Trust II securities along with AES Ohio’s First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to FASB Accounting Standards Codification No. 805, “Business Combinations”. The fair value of this debt at December 31, 2021 was $1,519.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are subject to refinancing risk:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2022	2023	2024	2025	2026	Thereafter	2021	2021
Long-term debt
Fixed-rate debt	$0.2	$0.2	$0.2	$415.2	$0.2	$996.8	1,412.8	1,519.7

Average interest rate	4.2%	4.2%	4.2%	4.1%	4.1%	4.1%

Total							$1,412.8	$1,519.7

The principal amount of AES Ohio’s long-term debt was $582.2 million at December 31, 2021, consisting of its First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2021 was $642.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about AES Ohio’s debt obligations that are subject to refinancing risk.

AES Ohio	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2022	2023	2024	2025	2026	Thereafter	2021	2021
Long-term debt
Fixed-rate debt	$0.2	$0.2	$0.2	$0.2	$0.2	$581.2	582.2	642.6

Average interest rate	4.2%	4.2%	4.2%	4.2%	3.8%	3.8%

Total							$582.2	$642.6

Equity price risk
At December 31, 2021, approximately 42% of the defined benefit pension plan assets were comprised of investments in equity securities and 58% related to investments in fixed income securities, cash and cash equivalents and alternative investments. The equity securities are carried at their market value of approximately $151.8 million at December 31, 2021. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $15.2 million reduction in fair value at December 31, 2021 and approximately a $1.9 million increase to the 2022 pension expense. See Note 8 – Benefit Plans of Notes to DPL's Consolidated Financial Statements and Note 8 – Benefit Plans of Notes to AES Ohio's Financial Statements for more information on our pension plans.

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

FINANCIAL STATEMENTS

DPL Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income / (loss), shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Accounting

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2021, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the financial statements and related disclosures.

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

Indianapolis, Indiana
February 28, 2022

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2021	2020	2019
Revenues	$672.7	$660.5	$743.7

Operating costs and expenses
Net fuel cost	0.5	1.7	2.5
Net purchased power cost	276.3	230.6	251.9
Operation and maintenance	152.4	181.7	184.2
Depreciation and amortization	76.1	73.3	72.3
Taxes other than income taxes	82.1	79.4	77.9
Loss on disposal of business (Note 15)	—	4.7	—
Total operating costs and expenses	587.4	571.4	588.8

Operating income	85.3	89.1	154.9

Other income / (expense), net
Interest expense	(62.9)	(71.3)	(82.2)
Loss on early extinguishment of debt	—	(31.7)	(44.9)
Other income	—	2.0	3.7
Other expense, net	(62.9)	(101.0)	(123.4)

Income / (loss) from continuing operations before income tax	22.4	(11.9)	31.5

Income tax benefit from continuing operations	(0.5)	(5.5)	(20.3)

Net income / (loss) from continuing operations	22.9	(6.4)	51.8

Discontinued operations (Note 14)
Income / (loss) from discontinued operations before income tax	(1.0)	(0.6)	47.6
Gain from disposal of discontinued operations	—	6.1	20.1
Income tax expense / (benefit) from discontinued operations	(0.2)	0.1	14.1
Net income / (loss) from discontinued operations	(0.8)	5.4	53.6

Net income / (loss)	$22.1	$(1.0)	$105.4
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2021	2020	2019
Net income / (loss)	$22.1	$(1.0)	$105.4
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0, $0.0 and $0.1 for each respective period	—	—	(1.0)
Reclassification to earnings, net of income tax expense of $0.2, $0.2 and $0.1 for each respective period	(0.8)	(0.9)	(1.1)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0, $0.0 and $(0.4) for each respective period	—	—	(0.4)
Net change in fair value of derivatives	(0.8)	(0.9)	(2.5)
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0 and $0.0 for each respective period	—	—	(0.1)
Net gain / (loss) for the period, net of income tax benefit / (expense) of $(1.8), $2.6 and $0.8 for each respective period	6.4	(8.8)	(3.4)
Reclassification to earnings, net of income tax benefit of $(0.6), $(0.3) and $0.0 for each respective period	1.9	1.0	0.2
Net change in unfunded pension and postretirement obligations	8.3	(7.8)	(3.3)

Other comprehensive income / (loss)	7.5	(8.7)	(5.8)

Net comprehensive income / (loss)	$29.6	$(9.7)	$99.6
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26.6	$25.4
Accounts receivable, net of allowance for credit losses of $0.3 and $2.8, respectively (Note 1)	71.5	69.7
Inventories	14.4	8.8
Taxes applicable to subsequent years	83.1	78.0
Regulatory assets, current (Note 2)	24.5	27.5
Taxes receivable	2.7	17.9
Prepayments and other current assets	7.6	5.9
Total current assets	230.4	233.2

Property, plant and equipment:
Property, plant & equipment	1,990.4	1,839.3
Less: Accumulated depreciation and amortization	(464.0)	(415.7)
	1,526.4	1,423.6
Construction work in process	174.4	141.7
Total net property, plant & equipment	1,700.8	1,565.3
Other non-current assets:
Regulatory assets, non-current (Note 2)	176.8	193.6
Intangible assets, net of amortization	33.7	19.3
Other non-current assets	30.1	24.6
Total other non-current assets	240.6	237.5

Total assets	$2,171.8	$2,036.0

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$65.2	$100.2
Accounts payable	111.0	84.5
Accrued taxes	85.1	83.0
Accrued interest	15.3	16.0
Customer deposits	15.0	19.4
Regulatory liabilities, current (Note 2)	14.6	18.0
Accrued and other current liabilities	17.1	21.0
Total current liabilities	323.3	342.1
Non-current liabilities:
Long-term debt (Note 6)	1,395.3	1,393.4
Deferred income taxes (Note 7)	187.9	177.2
Taxes payable	83.6	80.4
Regulatory liabilities, non-current (Note 2)	229.3	218.3
Accrued pension and other post-retirement benefits (Note 8)	62.3	93.9
Other non-current liabilities	11.5	14.2
Total non-current liabilities	1,969.9	1,977.4

Commitments and contingencies (Note 10)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2021 and 2020	—	—
Other paid-in capital	2,601.3	2,468.8
Accumulated other comprehensive loss	(4.8)	(12.3)
Accumulated deficit	(2,717.9)	(2,740.0)
Total common shareholder's deficit:	(121.4)	(283.5)

Total liabilities and shareholder's deficit:	$2,171.8	$2,036.0
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2021	2020	2019
Cash flows from operating activities:
Net income / (loss)	$22.1	$(1.0)	$105.4
Adjustments to reconcile Net income / (loss) to Net cash from operating activities
Depreciation and amortization	76.1	73.6	53.1
Deferred income taxes	4.7	39.8	15.2
Loss on early extinguishment of debt	—	31.7	44.9
Fixed-asset impairment	—	—	3.5
Gain on disposal and sale of business, net	—	(1.4)	(20.1)
Changes in certain assets and liabilities:
Accounts receivable, net	(2.0)	11.2	10.2
Inventories	(5.5)	4.9	(4.2)
Taxes applicable to subsequent years	(5.2)	(0.2)	(2.8)
Deferred regulatory costs, net	10.3	(34.0)	(2.2)
Accounts payable	15.7	(10.1)	9.7
Accrued taxes payable / receivable	20.6	8.0	(21.2)
Accrued interest	(0.7)	4.6	(2.9)
Accrued pension and other post-retirement benefits	(12.2)	(11.8)	(8.8)
Other	(7.0)	(1.4)	0.5
Net cash provided by operating activities	116.9	113.9	180.3
Cash flows from investing activities:
Capital expenditures	(191.3)	(157.3)	(156.5)
Cost of removal payments	(17.2)	(25.5)	(11.6)
Proceeds from disposal and sale of business interests	—	1.6	—
Payments on disposal and sale of business interests	(3.9)	(8.9)	(51.0)
Proceeds from sale of property	—	5.1	—
Other investing activities, net	(0.6)	(0.7)	(3.5)
Net cash used in investing activities	(213.0)	(185.7)	(222.6)
Cash flows from financing activities:
Payments of deferred financing costs	(0.2)	(7.8)	(9.9)
Retirement of debt	—	(550.8)	(978.0)
Issuance of long-term debt, net of discount	—	555.0	821.7
Borrowings from revolving credit facilities	120.0	185.0	204.0
Repayment of borrowings from revolving credit facilities	(155.0)	(229.0)	(60.0)
Equity contribution from parent	132.5	98.0	—
Other financing activities, net	—	(0.1)	(0.2)
Net cash provided by / (used in) financing activities	97.3	50.3	(22.4)
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	1.2	(21.5)	(64.7)
Balance at beginning of year	25.5	47.0	111.7
Cash, cash equivalents and restricted cash at end of year	$26.7	$25.5	$47.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$59.3	$67.8	$80.8
Income taxes (refunded) / paid, net	$(17.5)	$(51.9)	$1.8
Non-cash financing and investing activities:
Accruals for capital expenditures	$42.6	$31.7	$16.9
Accruals from sale of business	$—	$2.2	$—
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Shareholder's Deficit
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Year ended December 31, 2019
Beginning balance	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(5.8)	105.4	99.6
Other			0.2			0.2
Ending balance	1	—	2,370.7	(3.6)	(2,739.0)	(371.9)
Year ended December 31, 2020
Net comprehensive loss				(8.7)	(1.0)	(9.7)
Equity contribution from parent			98.0			98.0
Other			0.1			0.1
Ending balance	1	—	2,468.8	(12.3)	(2,740.0)	(283.5)
Year ended December 31, 2021
Net comprehensive income				7.5	22.1	29.6
Equity contribution from parent			132.5			132.5
Ending balance	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)

(a)1,500 shares authorized.

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020 and 2019

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has one reportable segment, the Utility segment. See Note 12 – Business Segments for more information relating to our reportable segment. The terms “we”, “us”, “our” and “ours” are used to refer to DPL and its subsidiaries.

On November 28, 2011, DPL was acquired by AES in the Merger and DPL became a wholly-owned subsidiary of AES. Following the merger of DPL and Dolphin Subsidiary II, Inc., DPL became an indirectly wholly-owned subsidiary of AES.

AES Ohio, DPL's wholly-owned subsidiary, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 534,000 customers located in West Central Ohio. AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020 and currently owns numerous transmission facilities. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio also sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. In prior periods, AES Ohio Generation was also a primary subsidiary and sold all of its energy and capacity into the wholesale market. AES Ohio Generation retired its only remaining operating asset in May 2020 and sold it in June 2020. See Note 14 – Discontinued Operations for additional information. DPL's subsidiaries are wholly-owned.

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

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The restrictions relate to cash required for certain balance requirements.

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	December 31,
$ in millions	2021	2020
Cash and cash equivalents	$26.6	$25.4
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$26.7	$25.5

Accounts receivable and allowance for credit losses
Accounts receivable are as follows at December 31, 2021 and 2020:

	December 31,
$ in millions	2021	2020
Accounts receivable, net
Customer receivables	$42.3	$48.5
Unbilled revenue	19.2	21.6
Amounts due from affiliates	3.1	0.2
Due from PJM transmission enhancement settlement (a)	1.7	1.7
Other	5.5	0.5
Allowance for credit losses	(0.3)	(2.8)
Total accounts receivable, net	$71.5	$69.7
(a)    See Note 2 – Regulatory Matters for more information.

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2021 and 2020:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$(0.4)	$(3.5)	$1.4	$0.3
2020	$0.4	$3.0	$(2.3)	$1.7	$2.8

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of December 31, 2021. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances in 2020, and thus the current period provision and the allowance for credit losses increased during the prior year. During 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances. See Note 16 – Risks & Uncertainties for additional discussion of the COVID-19 pandemic. As discussed in Note 2 – Regulatory Matters, AES Ohio’s uncollectible expense is deferred for future collection.

Inventories
Inventories are carried at average cost, net of reserves, and include materials and supplies used for utility operations.

Regulatory Accounting
As a regulated utility, AES Ohio applies the provisions of FASC 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that AES Ohio expects to incur in the future.

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or the FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or the FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or the FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to approval by the PUCO or the FERC. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 2 – Regulatory Matters for more information.

Property, Plant and Equipment
New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $3.7 million, $3.0 million and $3.2 million in the years ended December 31, 2021, 2020 and 2019, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $1,700.8 million and $1,565.3 million as of December 31, 2021 and 2020, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 3.7% in 2021, 3.8% in 2020 and 4.0% in 2019. Depreciation expense was $72.9 million, $70.0 million and $67.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangibles
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired.

Software is amortized over seven years. Amortization expense was $3.2 million, $3.3 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated amortization expense of this internal-

use software over the next five years is $9.9 million ($2.8 million in 2022, $2.1 million in 2023, $1.9 million in 2024, $1.6 million in 2025 and $1.5 million in 2026).

Implementation Costs Related to Software as a Service
DPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $8.0 million and $4.1 million as of December 31, 2021 and 2020, respectively, and these are recorded within Other Non-current Assets on the accompanying Consolidated Balance Sheets.

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

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees or former employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other non-current assets on the Consolidated Balance Sheets. See
Note 4 – Fair Value for additional information.

Financial Derivatives
We have contracts involving the physical delivery of energy. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We used cash flow hedge accounting when the hedge or a portion of the hedge was deemed to be highly effective, which resulted in changes in fair value being recorded within accumulated other comprehensive loss, a component of shareholder’s deficit. We elected not to offset net derivative positions in the financial statements. Accordingly, we did not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5 – Derivative Instruments and Hedging Activities for additional information.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the years ended December 31, 2021, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Affected line item in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2021	2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	(1.0)	(1.1)	(1.2)
	Income tax expense	0.2	0.2	0.1
	Net of income taxes	(0.8)	(0.9)	(1.1)

	Income tax benefit from discontinued operations	—	—	(0.4)

Amortization of defined benefit pension items (Note 8):
	Other expense	2.5	1.3	0.2
	Income tax benefit	(0.6)	(0.3)	—
	Net of income taxes	1.9	1.0	0.2

Total reclassifications for the period, net of income taxes		$1.1	$0.1	$(1.3)

The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2021 and 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2020	$14.5	$(18.1)	$(3.6)

Other comprehensive loss before reclassifications	—	(8.8)	(8.8)
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.9)	1.0	0.1
Net current period other comprehensive loss	(0.9)	(7.8)	(8.7)

Balance at December 31, 2020	13.6	(25.9)	(12.3)

Other comprehensive income before reclassifications	—	6.4	6.4
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	1.9	1.1
Net current period other comprehensive income / (loss)	(0.8)	8.3	7.5

Balance at December 31, 2021	$12.8	$(17.6)	$(4.8)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Insurance and claims costs associated with MVIC include estimated liabilities of approximately $2.3 million and $3.2 million at December 31, 2021 and 2020, respectively, within Accrued and other current liabilities on the DPL Consolidated Balance Sheets. DPL has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $9.7 million and $11.1 million at December 31, 2021 and 2020, respectively, within Accrued and other current liabilities and Other non-current liabilities on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. AES Ohio’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Consolidated Statements of Operations. The amounts of such taxes were as follows:

	Years ended December 31,
$ in millions	2021	2020	2019
Excise taxes collected	$48.7	$48.1	$50.1

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

See Note 8 – Benefit Plans for more information.

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

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 2 – Regulatory Matters for additional information.

DPL and its subsidiaries file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 7 – Income Taxes for additional information.

Related Party Transactions
In the normal course of business, DPL enters into transactions with related parties. All material intercompany accounts and transactions are eliminated in DPL’s Consolidated Financial Statements. See Note 11 – Related Party Transactions for more information on Related Party Transactions.

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. In 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as an unconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.2 million and $0.2 million at December 31, 2021 and 2020, respectively, is included within Other noncurrent assets on the consolidated balance sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2021 and 2020, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 6 – Long-term debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation, which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Discontinued Operations
Discontinued operations reporting occurs only when the disposal of a business or a group of assets represents a strategic shift that has (or will have) a major effect on our operations and financial results. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the statement of operations and balance sheets are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing and financing activities on the face of the Consolidated Statements of Cash Flows.

Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value. See Note 14 – Discontinued Operations for further information.

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

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Issued but Not Yet Effective
2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

Note 2 – Regulatory Matters

AES Ohio ESP and SEET Proceedings, Comprehensive Settlement
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes:

•Reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million;
•Continuation of AES Ohio's Transmission Cost Recovery Rider, Storm Rider and the bypassable standard offer energy rate for AES Ohio's customers based on competitive bid auctions; and
•A placeholder rider to recover grid modernization costs, called the Infrastructure Investment Rider.

Separate from the ESP process, AES Ohio filed a petition seeking recovery of ongoing OVEC costs through a Legacy Generation Rider and was granted approval effective January 1, 2020.

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Several applications for rehearing of the PUCO's orders relating to the Settlement were filed and denied on December 1, 2021. The OCC appealed this final PUCO Order to the Ohio Supreme Court on December 6, 2021; this appeal remains pending.

The settlement provides, among other items, for the following:

•Approval of the Smart Grid Plan outlined in the Smart Grid Plan application filed by AES Ohio with the PUCO, as modified by the terms of the settlement, including, subject to offsetting operational benefits and certain other conditions, a return on and recovery of up to $249.0 million of Smart Grid Plan Phase 1 capital investments and recovery of operational and maintenance expenses through AES Ohio's existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of $267.6 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that AES Ohio may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan;
•A commitment by AES Ohio to invest in a customer information system and supporting technologies during Phase 1 of the Smart Grid Plan, with AES Ohio recovering a return on and of prudently incurred capital investments and operational and maintenance expenses, including deferred operational and maintenance expense amounts, in a future rate case;
•Determinations that AES Ohio’s ESP 1 satisfies the prospective SEET and the MFA regulatory test and that AES Ohio satisfies the retroactive SEET for 2018 and 2019.
•A commitment by AES Ohio to file an application with the PUCO no later than October 1, 2023 for a new electric security plan that does not seek to implement certain non-bypassable charges, including those related to provider of last resort risks, stability, or financial integrity; and
•AES Ohio shareholder funding, in an aggregate amount of approximately $30.0 million over four years, for certain economic development discounts, incentives, and grants to certain commercial and industrial customers, including hospitals and manufacturers, assistance for low-income customers as well as the residents and businesses of the City of Dayton, and promotion of solar and resiliency development within AES Ohio's service territory.

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate AES Ohio's RSC from the ESP 1 rates that are currently in place and others seek to re-implement ESP 3, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Consistent with AES' earlier statement of intent, with the PUCO's issuance of their opinion and order, during 2021 DPL received $150.0 million from AES and, in turn, DPL made a capital contribution of $150.0 million to AES Ohio to enable AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

Decoupling
On January 23, 2021 AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. An evidentiary hearing was held in May 2021. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, AES Ohio filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required AES Ohio to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. AES Ohio filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. As a result, AES Ohio has recorded a $0.9 million and $1.2 million regulatory asset as of December 31, 2021 and 2020, respectively. Recovery of these deferrals will be addressed in a future rate proceeding.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held in January 2022, and the case is pending a commission order.

FERC Proceedings
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. This filing was approved and made effective as of May 3, 2020, subject to possible refunds if the approved rates were modified. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Because the approved settlement rates were lower than the proposed rates that went into effect, AES Ohio has accrued and/or paid refunds of approximately $4.4 million to users of the transmission system through December 31, 2021 through credits on PJM bills. Pursuant to the approved mechanisms and formula, transmission rates were adjusted, effective on January 1, 2022, to reflect projected 2022 costs, adjusted to true-up the projections of revenues and costs incurred during 2020. Adjustments to true-up 2021 revenues and costs will be reflected in 2023 formula transmission rates. At December 31, 2021, AES Ohio has recorded a liability of $12.6 million, with $0.4 million classified as current, representing credits owed to customers for the 2020 and 2021 annual true-ups.

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces AES Ohio’s transmission costs through PJM beginning in August 2018, including credits to reimburse AES Ohio for amounts overcharged in prior years. AES Ohio estimates the prior overcharge by PJM to be $40.6 million, of which approximately $33.8 million has been repaid to AES Ohio through December 31, 2021 and $1.7 million is classified as current in "Accounts receivable, net" and $5.1 million is classified as non-current in "Other non-current assets" on the accompanying Consolidated Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in AES Ohio’s non-bypassable TCRR. Accordingly, AES Ohio has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to AES Ohio, there is no impact to operating income or net income as all credits will be passed to AES Ohio’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $201.3 million and $221.1 million at December 31, 2021 and 2020, respectively, and total regulatory liabilities of $243.9 million and $236.3 million at December 31, 2021 and 2020, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2021	2020
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2022	$23.9	$26.8
Rate case expenses being recovered in base rates	B	2022	0.6	0.7
Total regulatory assets, current			24.5	27.5

Regulatory assets, non-current:
Pension benefits	B	Ongoing	76.2	94.4
Unrecovered OVEC charges	C	Undetermined	28.9	28.9
Regulatory compliance costs	B	Undetermined	6.3	6.3
Smart grid and AMI costs	B	2026	5.2	8.5
Unamortized loss on reacquired debt	B	Various	4.3	7.1
Deferred storm costs	A	Undetermined	15.2	11.5
Deferred rate case costs	B	Undetermined	1.8	—
Deferred vegetation management and other	A/B	Undetermined	18.7	15.7
Decoupling deferral	C	Undetermined	13.8	13.8
Uncollectible deferral	C	Undetermined	6.4	7.4
Total regulatory assets, non-current			176.8	193.6

Total regulatory assets			$201.3	$221.1

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2022	$14.2	$18.0
Transmission formula rate credits	A	2022	$0.4	$—
Total regulatory liabilities, current			14.6	18.0

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	145.2	138.8
Deferred income taxes payable through rates		Various	57.5	61.2
TCJA regulatory liability	B	Ongoing	6.5	7.2
Transmission formula rate credits	A	2023	12.2	—
PJM transmission enhancement settlement	A	2025	5.1	7.0
Postretirement benefits	B	Ongoing	2.8	4.1
Total regulatory liabilities, non-current			229.3	218.3

Total regulatory liabilities			$243.9	$236.3
A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. These costs include: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider. Also included are the current portion of rate case expense costs, storm costs, Smart Grid O&M and Smart Grid R&D, which do not earn a return and are described in greater detail below. Current regulatory liabilities include the overcollection of economic development costs, legacy generation costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement, the transmission rate true-up and the TCJA regulatory liability (see above).

AES Ohio is earning a return on $8.1 million of this net current deferral including: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider. These regulatory assets are partially offset by the overcollection of economic development costs and legacy generation costs.

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

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through AES Ohio’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. AES Ohio expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through AES Ohio’s reconciliation rider which was authorized as part of the ESP 3. Beginning January 1, 2020, AES Ohio began recovering its current net OVEC costs through its Legacy Generation Rider, established pursuant to ORC 4928.148.

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

Rate case expenses represents costs associated with preparing distribution rate cases. AES Ohio was granted recovery of these costs for the 2015 case which do not earn a return, as part of the DRO. Recovery of costs for the 2020 case were included in the pending filing.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. In a PUCO order on January 5, 2011, the PUCO indicated that it expects AES Ohio to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in the Smart Grid Plan and AMI programs and that AES Ohio will, when appropriate, file new Smart Grid and/or AMI business cases in the future. These costs are included in the October 23, 2020 settlement described above.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2019, 2020 and 2021. AES Ohio plans to file petitions seeking recovery of storm costs. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. These costs are included in AES Ohio's pending distribution rate case application.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, AES Ohio withdrew its application in the ESP 3 and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that AES Ohio no longer has a Decoupling Rider. As described above, AES Ohio filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider.

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

Deferred income taxes payable through rates represent deferred income tax liabilities recognized from the normalization of flow-through items as the result of taxes previously charged to customers. A deferred income tax asset or liability is created from a difference in income recognition between tax laws and accounting methods. As a regulated utility, AES Ohio includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets. Accordingly, this liability reflects the estimated deferred taxes AES Ohio expects to return to customers in future periods.

TCJA regulatory liability represents the long-term portion of both protected and unprotected excess ADIT for both transmission and distribution portions, grossed up to reflect the revenue requirement. As a part of the DRO, AES Ohio agreed that savings from the TCJA attributable to distribution facilities, including the excess ADIT and the regulatory liability, constitute amounts that will be returned to customers. As a result of the TCJA and subsequent DRO, AES Ohio entered into a stipulation to resolve all remaining TCJA items related to its distribution rates, including a proposal to return no less than $4.0 million per year for the first five years unless fully returned in the first five years via a tax savings cost rider for the distribution portion of the balance. On September 26, 2019, an order approved the stipulation in its entirety.

Transmission Formula Rate Credits liability represents the amounts due to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under FERC Proceedings.

PJM Transmission Enhancement Settlement liability represents the Transmission Enhancement Settlement charges for which AES Ohio is due a refund per FERC Order EL05-121-009 issued on May 31, 2018. The Order states that customers are due a refund for part of these charges which will be received starting August 2018 through 2025. Refunds received will be returned to customers via the transmission cost rider.

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

Note 3 – Property, Plant and Equipment

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$306.9	3.1%	$273.0	3.2%
Distribution	1,547.0	4.0%	1,453.7	4.0%
General	34.1	3.2%	17.7	7.6%
Non-depreciable	71.2	N/A	65.1	N/A
Total regulated	1,959.2		1,809.5
Unregulated:
Other	26.5	4.2%	24.8	4.5%
Non-depreciable	4.7	N/A	5.0	N/A
Total unregulated	31.2		29.8

Total property, plant and equipment in service	$1,990.4	3.7%	$1,839.3	3.8%

AROs
We recognized AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. Our legal obligations were associated with the retirement of our long-lived assets, consisting primarily of asbestos abatement and ash disposal facilities. The AROs were for our retired Hutchings Coal Station and related primarily to asbestos removal. These AROs were settled with the sale of the Hutchings Coal Station in December 2020.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Previously, management routinely updated these estimates as additional information became available.

Changes in the Liability for AROs

2020
Balance as of January 1	$4.7
Settlements (a)	(4.7)
Balance as of December 31	$—

(a)    Settlements related to sale of AES Ohio's Hutchings Coal Station. See Note 15 – Dispositions for more information on the sale of the Hutchings Coal Station.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $145.2 million and $138.8 million in estimated costs of removal at December 31, 2021 and 2020, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 2 – Regulatory Matters for additional information.

Changes in the Regulatory Liability for Transmission and Distribution Asset Removal Costs

	2021	2020
Balance as of January 1	$138.8	$143.6
Additions	17.0	15.6
Settlements	(10.6)	(20.4)
Balance as of December 31	$145.2	$138.8

Note 4 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative financial instruments at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.3	$0.3
Equity securities	1.9	5.1	2.1	4.5
Debt securities	3.8	3.9	4.0	4.1
Total assets	$6.1	$9.4	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,395.5	$1,519.7	$1,393.6	$1,571.6

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

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

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the consolidated balance sheets and classified as equity securities. Gains and losses on these assets were not material during the years ended December 31, 2021, 2020 or 2019.

The fair value of assets and liabilities at December 31, 2021 and 2020 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2021 (a)				Fair Value at December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.3	$—	$—	$0.3
Equity securities	—	5.1	—	5.1	—	4.5	—	4.5
Debt securities	—	3.9	—	3.9	—	4.1	—	4.1
Total assets	$0.4	$9.0	$—	$9.4	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$1,502.5	$17.2	$1,519.7	$—	$1,554.2	$17.4	$1,571.6

Total liabilities	$—	$1,502.5	$17.2	$1,519.7	$—	$1,554.2	$17.4	$1,571.6

(a)Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:
•Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.
•Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.
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

Note 5 – Derivative Instruments and Hedging Activities

DPL previously entered into various financial instruments, including derivative financial instruments. We used derivatives principally to manage the interest rate risk associated with our long-term debt. The derivative instruments were used for risk management purposes and were designated as cash flow hedges if they qualified under FASC 815 for accounting purposes.

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

We used the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassified gains and losses on the swaps out of AOCL and into earnings in those periods in which hedged interest payments occurred.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2021	2020	2019
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge	Power	Interest Rate Hedge
Beginning accumulated derivative gain in AOCL	$13.6	$14.5	$0.4	$16.6

Net losses associated with current period hedging transactions	—	—	—	(1.0)
Net gains reclassified to earnings:
Interest expense	(0.8)	(0.9)	—	(1.1)
Income from discontinued operations before income tax	—	—	(0.4)	—
Ending accumulated derivative gain in AOCL	$12.8	$13.6	$—	$14.5

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

Note 6 – Long-term debt

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2021	December 31, 2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.2	17.4
Unamortized deferred financing costs			(5.4)	(5.7)
Unamortized debt discounts and premiums, net			(2.5)	(2.6)
Total long-term debt at subsidiary			574.3	574.1

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (a)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(8.6)	(10.2)
Unamortized debt discounts and premiums, net			(0.8)	(0.9)
Total long-term debt			1,395.5	1,393.6
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,395.3	$1,393.4

(a)    Note payable to related party. See Note 11 – Related Party Transactions for additional information.

At December 31, 2021, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2022	$0.2
2023	0.2
2024	0.2
2025	415.2
2026	0.2
Thereafter	996.8
1,412.8
Unamortized discounts	(3.3)
Deferred financing costs, net	(14.0)
Total long-term debt	$1,395.5

Revolving Credit Agreement
At December 31, 2021 and December 31, 2020, the DPL Credit Agreement had outstanding borrowings of $65.0 million and $80.0 million, respectively. At December 31, 2021 and December 31, 2020 the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $20.0 million, respectively.

Significant Transactions
On July 31, 2020, AES Ohio issued $140.0 million of First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of AES Ohio at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives. Accordingly, as of December 31, 2021 and 2020, the $140.0 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Consolidated Balance Sheets.

On June 1, 2020 DPL amended its secured revolving credit facility. As a result of the amendment, the borrowing limit was reduced from $125.0 million to $110.0 million, the Total Debt to EBITDA covenant was eliminated, the EBITDA to Interest Expense covenant was reduced from 2.25 to 1.00 to 1.70 to 1.00, increasing to 1.75 to 1.00 as of September 30, 2022 and 2.00 to 1.00 as of December 31, 2022, and a trailing-twelve months minimum EBITDA covenant of $125.0 million was added, increasing to $130.0 million as of September 30, 2022 and $150.0 million as of December 31, 2022. Starting with the quarter ended September 30, 2021, the borrowing limit will be reduced by $5.0 million per quarter should DPL’s Total Debt to EBITDA ratio calculated for the period of four consecutive quarters exceed 7.00 to 1.00. As of December 31, 2021, DPL exceeded this ratio and the borrowing limit was reduced from $105.0 million to $100.0 million.

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

Debt Covenants and Restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of December 31, 2021, this financial covenant was in compliance.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of December 31, 2021, this financial covenant was in compliance.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of December 31, 2021, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

AES Ohio's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was in compliance as of December 31, 2021.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2021, AES Ohio and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 7 – Income Taxes

DPL’s components of income tax expense for both continuing and discontinued operations were as follows:

	Years ended December 31,
$ in millions	2021	2020	2019
Components of tax benefit
Federal - current	$(5.5)	$(45.1)	$(22.0)
State and Local - current	—	(0.1)	0.6
Total current	(5.5)	(45.2)	(21.4)

Federal - deferred	4.4	38.7	14.1
State and local - deferred	0.4	1.1	1.1
Total deferred	4.8	39.8	15.2
Total tax benefit	$(0.7)	$(5.4)	$(6.2)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	2.8%	(13.1)%	1.4%
AFUDC - equity	3.3%	(23.6)%	(0.1)%
Depreciation of flow-through differences	(29.0)%	94.8%	(28.2)%
Amortization of investment tax credits	(0.6)%	4.1%	(0.3)%
Other, net	(0.8)%	1.2%	(0.1)%
Effective tax rate	(3.3)%	84.4%	(6.3)%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2021	2020
Net non-current assets / (liabilities)
Depreciation / property basis	$(166.4)	$(160.5)
Income taxes recoverable	13.6	14.4
Regulatory assets	(20.6)	(21.0)
Investment tax credit	0.6	0.6
Compensation and employee benefits	(3.4)	(1.7)
Intangibles	(0.4)	(0.4)
Long-term debt	(1.5)	(1.3)
Other (a)	(9.8)	(7.3)
Net non-current liabilities	$(187.9)	$(177.2)

(a)    The Other caption includes deferred tax assets of $37.1 million in 2021 and $39.0 million in 2020 related to state and local tax net operating loss carryforwards, with related valuation allowances of $37.1 million in 2021 and $39.0 million in 2020. These net operating loss carryforwards expire from 2020 to 2037.

During the year ended December 31, 2021, DPL received a payment from AES of $17.5 million against its tax receivable balance as part of a $150.0 million contribution from AES. During the year ended December 31, 2020, DPL received a payment from AES of $52.0 million against its tax receivable balance as part of a $150.0 million contribution from AES. See Note 9 – Shareholder's Deficit for additional information.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2021	2020	2019
Tax expense / (benefit)	$2.2	$(2.6)	$(0.5)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits was $0.4 million at December 31, 2021 and $1.4 million at December 31, 2020. Due to the closure of federal tax exams in 2021, the Company has reviewed its uncertain tax positions and determined that $1.0 million will not be sustained. Consequently, the $1.0 million of uncertain tax positions were reversed. The reversals did not affect the annual effective tax rate, but were reclassified to current tax payable. The total amount of remaining unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2021 is $0.4 million.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2021 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2021	2020	2019
Unrecognized tax benefits at January 1	$1.4	$3.5	$3.5
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	(1.0)	(2.1)	—
Unrecognized tax benefits at December 31	$0.4	$1.4	$3.5

Tax years subsequent to 2011 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

DPL is no longer subject to U.S. federal income tax examinations for tax years through 2011, but is open for all subsequent periods. DPL is no longer subject to state income tax examinations for tax years through 2016, but is open for all subsequent periods.

Note 8 – Benefit Plans

Defined Contribution Plans
AES Ohio sponsors two defined contribution plans. One is for non-union employees (the management plan) and one is for collective bargaining employees (the union plan). Both plans are qualified under Section 401 of the Internal Revenue Code.

Certain non-union and union employees become eligible to participate in their respective plan upon date of hire.

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,650 for 2021 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.3 million, $3.2 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

Defined Benefit Plans
AES Ohio sponsors a traditional defined benefit pension plan for most of the employees of DPL and its subsidiaries. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees (management employees), the traditional defined benefit pension plan is based primarily on compensation and years of service. As of December 31, 2010, this traditional pension plan formula was closed to new management employees. A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Employees that transferred from AES Ohio to the Service Company maintain their previous eligibility to participate in the AES Ohio pension plan.

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

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.9 million and $9.0 million at December 31, 2021 and 2020, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plans' obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2021 and 2020. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.7 million, $1.4 million and

$1.4 million of costs billed to the Service Company for the years ended December 31, 2021, 2020 and 2019, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2021	2020
Benefit obligation at January 1	$449.5	$421.5
Service cost	4.5	3.7
Interest cost	8.2	11.8
Plan amendments	2.3	—
Actuarial (gain) / loss	(12.7)	52.7
Benefits paid	(35.6)	(40.2)
Benefit obligation at December 31	416.2	449.5

Change in plan assets
Fair value of plan assets at January 1	365.1	352.0
Actual return on plan assets	24.0	45.6
Employer contributions	10.0	7.7
Benefits paid	(35.6)	(40.2)
Fair value of plan assets at December 31	363.5	365.1

Unfunded status of plan	$(52.7)	$(84.4)

	December 31,
Amounts recognized in the Balance sheets	2021	2020
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(52.5)	(84.2)
Net liability at end of year	$(52.7)	$(84.4)

Amounts recognized in Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$8.3	$6.9
Net actuarial loss	93.3	124.0
Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities, pre-tax	$101.6	$130.9
Recorded in:
Regulatory asset	$74.1	$92.7
Accumulated Other Comprehensive Loss	27.5	38.2
Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities, pre-tax	$101.6	$130.9

The accumulated benefit obligation for our defined benefit pension plans was $400.7 million and $436.4 million at December 31, 2021 and 2020, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2021	2020	2019
Service cost	$4.5	$3.7	$3.7
Interest cost	8.2	11.8	14.9
Expected return on assets	(15.0)	(18.6)	(20.1)
Amortization of unrecognized:
Actuarial loss	9.0	1.0	4.2
Prior service cost	0.9	6.1	1.3
Net periodic benefit cost	$7.6	$4.0	$4.0

Rates relevant to each year's expense calculations
Discount rate	2.44%	3.33%	4.35%
Expected return on plan assets	4.55%	5.60%	6.25%

The following table presents other changes in plan assets and benefit obligations recognized in Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities.

	Years ended December 31,
$ in millions	2021	2020	2019
Net actuarial loss / (gain)	$(21.7)	$25.8	$5.3
Prior service cost	2.3	—	—
Reversal of amortization item:
Net actuarial loss	(9.0)	(1.0)	(4.2)
Prior service cost	(0.9)	(6.1)	(1.3)
Total recognized in Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities	$(29.3)	$18.7	$(0.2)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities	$(21.7)	$22.7	$3.8

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $12.7 million decreased the benefit obligation for the year ended December 31, 2021 and an actuarial loss of $52.7 million increased the benefit obligation for the year ended December 31, 2020. The actuarial gain in 2021 was primarily due to an increase in the discount rate and the actuarial loss in 2020 was primarily due to a decrease in the discount rate.

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

At December 31, 2021, we are increasing our long-term rate of return assumption to 4.60% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2021, we have increased our assumed discount rate to 2.83% from 2.44% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2022 pension expense of approximately $3.4 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2022 pension expense of approximately $3.4 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.5 million to 2022 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.5 million to 2022 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2021. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2021, 2020 and 2019 were:

Benefit Obligation Assumptions	Pension
	2021	2020	2019
Discount rate for obligations	2.83%	2.44%	3.33%
Rate of compensation increases	3.21%	3.21%	3.94%

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

All plan assets at December 31, 2021 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation for 2021:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2021	2020
Equity Securities	41%	42%	42%
Debt Securities	59%	57%	57%
Cash and Cash Equivalents	—%	1%	1%

The fair values of our pension plan assets at December 31, 2021 by asset category are as follows:

$ in millions	Market Value at December 31, 2021	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual fund - equities (a)	$151.8	$—	$151.8	$—
Mutual fund - debt (b)	144.0	—	144.0	—
Government debt securities (c)	65.8	—	65.8	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$363.5	$1.9	$361.6	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $9.8 million to the pension plan in the year ended December 31, 2021, and $7.5 million in each of the years ended December 31, 2020 and 2019.

We expect to make contributions of $0.2 million to our SERP in 2022 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2022.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 114%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.8 million in 2022, which includes $1.7 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2022	$24.5
2023	$24.3
2024	$24.1
2025	$23.7
2026	$23.6
2027 - 2031	$114.4

Note 9 – Shareholder's Deficit

Dividend Restrictions
DPL’s Amended Articles of Incorporation (the Articles) and the DPL Credit Agreement contain provisions which state that DPL may not make a distribution to its shareholder or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no Event of Default (as defined in the Articles) and no such Event of Default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, (b)(ii) if such ratios are not within the parameters, DPL’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. Further, the restrictions on the payment of distributions to a shareholder and the making of loans to its affiliates (other than subsidiaries) cease to be in effect if the three major credit rating agencies confirm that a lowering of DPL’s senior long-term debt rating below investment grade by the credit rating agencies would not occur without these restrictions.

As described above, DPL’s Amended Articles of Incorporation and the DPL Credit Agreement contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2021, DPL did not meet these requirements. As a result, as of December 31, 2021, DPL was prohibited under its Articles of Incorporation and Credit Agreement from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2021.

AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2021. All common shares are held by AES Ohio’s parent, DPL.

Capital Contributions from AES
During each of the years ended December 31, 2021 and 2020, DPL received a $150.0 million cash contribution from AES, which DPL then used to make a $150.0 million equity contribution to AES Ohio. The cash contributions at DPL represented equity contributions of $132.5 million and $98.0 million in 2021 and 2020, respectively; and payments of $17.5 million and $52.0 million against its tax receivable in 2021 and 2020, respectively. The proceeds from the equity contributions at AES Ohio will enable AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $55.5 million, of a $1,131.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2021, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$82.9	$82.9	$—	$—	$—
Purchase orders and other contractual obligations	$149.4	$138.7	$10.7	$—	$—

Electricity purchase commitments:
AES Ohio enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2021, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2021, cannot be reasonably determined.

Environmental Matters
DPL’s facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following; however, as a result of our exiting of our generation business, certain of these requirements are no longer expected to have a material impact on DPL and AES Ohio. See Item 1 - Business - Environmental Matters for a more comprehensive discussion of these and other environmental matters impacting us.
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

Note 11 – Related Party Transactions

Service Company
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses.

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

Long-term Compensation Plan
During 2021, 2020 and 2019, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2021, 2020 and 2019 was $0.0 million, $0.1 million and $0.0 million, respectively, and was included in “Operation and maintenance” on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Other paid-in capital” on DPL’s Consolidated Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2021	2020	2019
Transactions with the Service Company
Net charges for services provided	$39.2	$34.6	$30.2
Transactions with other AES affiliates:
Payments for health, welfare and benefit plans	$13.9	$10.7	$11.2
Consulting and other services	$1.4	$0.8	$0.7

Balances with related parties:	At December 31, 2021	At December 31, 2020
Net payable to the Service Company	$(24.7)	$(14.8)
Net receivable from / (payable to) AES and other AES affiliates	$0.7	$(1.7)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.2 million and $0.2 million at December 31, 2021 and 2020, respectively, is included in Other non-current assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2021 and 2020, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 6 – Long-term debt for additional information.

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

Note 12 – Business Segments

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

Utility Segment
The Utility segment is comprised primarily of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to more than 534,000 retail customers who are located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of AES Ohio’s Hutchings Coal Station, which was closed in 2013 and transferred to a third party in the fourth quarter of 2020.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2021
Revenues from external customers	$663.0	$9.7	$—	$672.7
Intersegment revenues	0.7	3.5	(4.2)	—
Total revenues	$663.7	$13.2	$(4.2)	$672.7

Depreciation and amortization	$74.6	$1.5	$—	$76.1
Interest expense	$24.2	$38.7	$—	$62.9
Income / (loss) from continuing operations before income tax	$52.8	$(30.4)	$—	$22.4

Cash capital expenditures	$189.3	$2.0	$—	$191.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2020
Revenues from external customers	$651.2	$9.3	$—	$660.5
Intersegment revenues	0.9	3.6	(4.5)	—
Total revenues	$652.1	$12.9	$(4.5)	$660.5

Depreciation and amortization	$71.8	$1.5	$—	$73.3
Interest expense	$24.3	$47.0	$—	$71.3
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$58.1	$(70.0)	$—	$(11.9)

Cash capital expenditures	$153.3	$4.0	$—	$157.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2019
Revenues from external customers	$734.3	$9.4	$—	$743.7
Intersegment revenues	1.1	3.2	(4.3)	—
Total revenues	$735.4	$12.6	$(4.3)	$743.7

Depreciation and amortization	$70.8	$1.5	$—	$72.3
Interest expense	$26.0	$56.2	$—	$82.2
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$124.3	$(92.8)	$—	$31.5

Cash capital expenditures	$155.5	$1.0	$—	$156.5

Total Assets	December 31, 2021	December 31, 2020	December 31, 2019
Utility	$2,162.6	$2,014.7	$1,883.2
All Other (a)	9.2	21.3	52.6
DPL Consolidated	$2,171.8	$2,036.0	$1,935.8

(a)    "All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations as of December 31, 2021, 2020 and 2019. "All Other" Total assets as of December 31, 2021 and 2020 are primarily cash on hand from debt issuances.

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

Retail revenue
AES Ohio energy sales to utility customers are based on the reading of meters at the customer's location that occurs on a systematic basis throughout the month. AES Ohio sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Performance obligations for retail revenues are satisfied over time as energy is delivered and the same method is used to measure progress, and thus the performance obligation meets the criteria to be considered a series. This includes both the promise to transfer energy and other distribution and/or transmission services.

In exchange for the exclusive right to sell or distribute electricity in our service area, AES Ohio is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that AES Ohio is allowed to charge customers for electricity. Since tariffs are approved by the regulator, the price that AES Ohio has the right to bill corresponds directly with the value to the customer of AES Ohio's performance completed in each period. Therefore, revenue under these contracts is recognized using an output method measured by the MWhs delivered each month at the approved tariff.

In cases where a customer chooses to receive generation services from a CRES provider, the price for generation services is negotiated between the customer and the CRES provider, and AES Ohio only serves as a billing agent if requested by the CRES provider. As such, AES Ohio recognizes the consolidated billing arrangement with the CRES provider on a net basis, thereby recording no revenue for the generation component. Retail revenue from these customers would only be related to transmission and distribution charges.

Wholesale revenue
AES Ohio's share of the power produced at OVEC is sold to PJM and these revenues are classified as Wholesale revenues.

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

RTO ancillary revenue
Compensation for use of AES Ohio’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenues. As AES Ohio owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. AES Ohio) and recognized as transmission revenues.

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that AES Ohio, as the transmission operator, has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

Capacity revenue
AES Ohio records its share of OVEC capacity revenues as Capacity revenues. The capacity price is set through a competitive auction process established by PJM. Depending on the availability and performance of the OVEC units, there may be additional performance bonuses or penalties, which would be recognized only if it becomes probable that such bonus or penalties will be incurred.

RTO capacity revenues have a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

DPL's revenue from contracts with customers was $667.6 million, $645.0 million and $720.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2021, 2020 and 2019:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$364.9	$—	$—	$364.9
Commercial revenue	122.6	—	—	122.6
Industrial revenue	57.5	—	—	57.5
Governmental revenue	26.1	—	—	26.1
Other (a)	12.2	—	—	12.2
Total retail revenue from contracts with customers	583.3	—	—	583.3
Wholesale revenue
Wholesale revenue from contracts with customers	19.5	—	(0.7)	18.8
RTO ancillary revenue	49.9	0.1	—	50.0
Capacity revenue	5.9	—	—	5.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.6	—	9.6
Miscellaneous revenue	5.1	3.5	(3.5)	5.1
Total revenues	$663.7	$13.2	$(4.2)	$672.7

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$362.3	$—	$—	$362.3
Commercial revenue	114.6	—	—	114.6
Industrial revenue	51.2	—	—	51.2
Governmental revenue	36.6	—	—	36.6
Other (a)	12.7	—	—	12.7
Total retail revenue from contracts with customers	577.4	—	—	577.4
Other retail revenue (b)	9.0	—	—	9.0
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	—	(0.9)	10.1
RTO ancillary revenue	44.0	—	—	44.0
Capacity revenue	4.2	—	—	4.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.3	—	9.3
Miscellaneous revenue	6.5	3.6	(3.6)	6.5
Total revenues	$652.1	$12.9	$(4.5)	$660.5

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$403.5	$—	$—	$403.5
Commercial revenue	130.3	—	—	130.3
Industrial revenue	55.3	—	—	55.3
Governmental revenue	42.4	—	—	42.4
Other (a)	13.8	—	—	13.8
Total retail revenue from contracts with customers	645.3	—	—	645.3
Other retail revenue (b)	22.0	—	—	22.0
Wholesale revenue
Wholesale revenue from contracts with customers	17.2	—	(1.0)	16.2
RTO ancillary revenue	43.5	—	—	43.5
Capacity revenue	6.2	—	—	6.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.4	—	9.4
Miscellaneous revenue	1.2	3.2	(3.3)	1.1
Total revenues	$735.4	$12.6	$(4.3)	$743.7

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

The balances of receivables from contracts with customers were     $61.5 million and $70.1 million as of December 31, 2021 and 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 14 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. As a result, DPL recognized a gain on the transfer of $4.5 million for the year ended December 31, 2020. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $3.4 million has been paid through December 31, 2021. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

Stuart and Killen – On December 20, 2019, DPL and AES Ohio Generation, together with AES Ohio Generation's joint owners in the retired Stuart and Killen generating facilities, completed the transfer of the retired generating facilities, including the associated environmental liabilities, to an unaffiliated third-party purchaser. As a result, DPL made cash expenditures of $51.0 million and recognized a gain on the transfer of $20.0 million for the year ended December 31, 2019.

DPL determined that the transfer of Conesville and the previous transfers and sales of other AES Ohio Generation assets constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations of this group of components were reported as such in the Consolidated Statements of Operations for all periods presented.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Years ended December 31,
$ in millions	2021	2020	2019
Revenues	$1.4	$24.2	$70.9
Operating costs and other expenses	(2.4)	(24.8)	(19.8)
Fixed-asset impairment	—	—	(3.5)
Income / (loss) from discontinued operations	(1.0)	(0.6)	47.6
Gain from disposal of discontinued operations	—	6.1	20.1
Income tax expense / (benefit) from discontinued operations	(0.2)	0.1	14.1
Net income / (loss) from discontinued operations	$(0.8)	$5.4	$53.6

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.8) million, $3.2 million and $21.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash flows from investing activities for discontinued operations were $(1.6) million, $4.9 million and $(51.0) million for the years ended December 31, 2021, 2020 and 2019, respectively.

Joint Owners' Agreement for Stuart and Killen
Pursuant to the Joint Owners' Agreements for Stuart and Killen entered into in December 2019, existing assets and liabilities between the joint owners were settled and resulted in a credit to DPL's operating costs and other expenses of $19.4 million for the year ended December 31, 2019 in the table above.

AROs of Discontinued Operations
Prior to the transfer of the retired Stuart and Killen generating facilities, the facilities carried ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $22.5 million based on an updated internal analysis that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen was included in the 2019 transfer. As these plants were no longer in service, the reduction to the ARO liability was recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating costs and other expenses of discontinued operations for the years ended December 31, 2019 in the table above.

Note 15 – Dispositions

Hutchings Coal Station – On December 3, 2020, AES Ohio transferred its interests in the retired Hutchings Coal Station to a third party, including its obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $4.7 million and made cash expenditures of $7.0 million, inclusive of cash expenditures for the transfer charges. DPL paid an additional $2.3 million on December 1, 2021 for the transfer. The Hutchings Coal Station was retired in 2013, and, as such, the income / (loss) from continuing operations before income tax related to the Hutchings Coal Station was immaterial for the years ended December 31, 2020 and 2019, excluding the loss on transfer noted above. Prior to the transfer, the Hutchings Coal Station was included in the Utility segment.

Note 16 – Risks & Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Many countries, including the U.S., reacted to the pandemic by instituting quarantines and mandating business and school closures or limitations and other social distancing measures. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses continue to evolve as virus variants emerge, vaccine availability and usage continues and the state and businesses review and adjust the scope and requirements of social distancing measures. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We continue to take a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

FINANCIAL STATEMENTS

AES Ohio

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of The Dayton Power & Light Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company, d/b/a AES Ohio, (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

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

Regulatory Accounting

Description of the Matter
As described in Note 2 to the financial statements, the Company applies the provisions of FASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s financial statements.

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2021, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the financial statements and related disclosures.

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

Indianapolis, Indiana
February 28, 2022

AES Ohio
Statements of Operations
	Years ended December 31,
$ in millions	2021	2020	2019
Revenues	$663.7	$652.1	$735.4

Operating costs and expenses
Net fuel costs	0.5	1.6	2.5
Net purchased power cost	275.1	229.4	250.6
Operation and maintenance	152.1	182.0	183.1
Depreciation and amortization	74.6	71.8	70.8
Taxes other than income taxes	81.9	79.1	77.7
Loss on disposal of business (Note 13)	—	4.7	—
Total operating costs and expenses	584.2	568.6	584.7

Operating income	79.5	83.5	150.7

Other income / (expense), net
Interest expense	(24.2)	(24.3)	(26.0)
Other expense	(2.5)	(1.1)	(0.4)
Other expense, net	(26.7)	(25.4)	(26.4)

Income before income tax	52.8	58.1	124.3

Income tax expense / (benefit)	5.7	7.0	(0.6)

Net income	$47.1	$51.1	$124.9
See Notes to Financial Statements.

AES Ohio
Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2021	2020	2019
Net income	$47.1	$51.1	$124.9
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $0.0, $(0.2) and $0.3 for each respective period	—	(0.2)	(0.8)
Reclassification to earnings, net of income tax expense of $0.0, $0.8 and $0.0 for each respective period	—	0.6	(0.2)
Net change in fair value of derivatives	—	0.4	(1.0)
Pension and postretirement activity:
Net gain / (loss) for the period, net of income tax benefit / (expense) of $(1.8), $2.6 and $0.6 for each respective period	6.4	(8.7)	(3.6)
Reclassification to earnings, net of income tax benefit of $(1.1), $(0.9) and $(0.5) for each respective period	3.9	3.1	3.0
Net change in unfunded pension and postretirement obligations	10.3	(5.6)	(0.6)

Other comprehensive income / (loss)	10.3	(5.2)	(1.6)

Net comprehensive income	$57.4	$45.9	$123.3
See Notes to Financial Statements.

AES Ohio
Balance Sheets
$ in millions	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$11.7
Accounts receivable, net of allowance for credit losses of $0.3 and $2.8, respectively (Note 1)	71.9	70.2
Inventories	14.4	8.8
Taxes applicable to subsequent years	83.0	77.6
Regulatory assets, current (Note 2)	24.5	27.5
Taxes receivable	28.1	32.5
Prepayments and other current assets	8.0	6.5
Total current assets	244.3	234.8

Property, plant and equipment:
Property, plant & equipment	2,571.3	2,437.3
Less: Accumulated depreciation and amortization	(1,062.6)	(1,032.1)
	1,508.7	1,405.2
Construction work in process	170.5	138.8
Total net property, plant & equipment	1,679.2	1,544.0
Other non-current assets:
Regulatory assets, non-current (Note 2)	176.8	193.6
Intangible assets, net of amortization	32.4	18.3
Other non-current assets	29.9	24.0
Total other non-current assets	239.1	235.9
Total assets	$2,162.6	$2,014.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$0.2	$20.2
Accounts payable	111.5	85.5
Accrued taxes	85.1	82.7
Accrued interest	2.6	2.6
Customer deposits	14.9	19.1
Regulatory liabilities, current (Note 2)	14.6	18.0
Accrued and other current liabilities	13.0	25.0
Total current liabilities	241.9	253.1

Non-current liabilities:
Long-term debt (Note 6)	574.1	573.9
Deferred income taxes (Note 7)	183.4	172.1
Taxes payable	83.5	80.3
Regulatory liabilities, non-current (Note 2)	229.3	218.3
Accrued pension and other post-retirement benefits (Note 8)	62.3	93.9
Other non-current liabilities	5.9	6.4
Total non-current liabilities	1,138.5	1,144.9

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	822.5	714.4
Accumulated other comprehensive loss	(31.8)	(42.1)
Accumulated deficit	(8.9)	(56.0)
Total common shareholder's equity	782.2	616.7

Total liabilities and shareholder's equity	$2,162.6	$2,014.7
See Notes to Financial Statements.

AES Ohio
Statements of Cash Flows
	Years ended December 31,
$ in millions	2021	2020	2019
Cash flows from operating activities:
Net income	$47.1	$51.1	$124.9
Adjustments to reconcile Net income to Net cash from operating activities
Depreciation and amortization	74.6	71.8	70.8
Deferred income taxes	4.5	3.4	(9.7)
Loss on disposal of business	—	4.7	—
Changes in certain assets and liabilities:
Accounts receivable, net	(1.9)	0.7	19.6
Inventories	(5.5)	1.4	(2.8)
Taxes applicable to subsequent years	(5.4)	(0.2)	(5.0)
Deferred regulatory costs, net	10.3	(34.0)	(2.2)
Accounts payable	15.1	(4.0)	12.9
Accrued taxes payable / receivable	10.0	4.5	(7.2)
Accrued interest	—	1.3	0.9
Accrued pension and other post-retirement benefits	(12.2)	(11.8)	(8.8)
Other	(6.4)	2.1	6.5
Net cash provided by operating activities	130.2	91.0	199.9
Cash flows from investing activities:
Capital expenditures	(189.3)	(153.3)	(155.5)
Cost of removal payments	(17.1)	(25.5)	(11.6)
Payments on disposal and sale of business interests	—	(7.0)	—
Other investing activities, net	0.9	(0.7)	(3.5)
Net cash used in investing activities	(205.5)	(186.5)	(170.6)
Cash flows from financing activities
Returns of capital paid to parent	(52.0)	(42.7)	(95.0)
Equity contribution from parent	150.0	150.0	—
Retirement of long-term debt	—	(140.0)	(436.1)
Issuance of long-term debt	—	140.0	422.3
Payments of deferred financing costs	—	(1.2)	(5.2)
Borrowings from revolving credit facilities	120.0	95.0	60.0
Repayment of borrowings from revolving credit facilities	(140.0)	(115.0)	(20.0)
Other financing activities, net	—	(0.1)	(0.2)
Net cash provided by / (used in) financing activities	78.0	86.0	(74.2)
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	2.7	(9.5)	(44.9)
Balance at beginning of year	11.8	21.3	66.2
Cash, cash equivalents and restricted cash at end of year	$14.5	$11.8	$21.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$21.2	$19.3	$20.3
Income taxes paid, net	$—	$0.1	$24.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$42.5	$31.6	$16.5
See Notes to Financial Statements.

AES Ohio
Statements of Shareholder's Equity
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Year ended December 31, 2019
Beginning balance	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				(1.6)	124.9	123.3
Returns of capital			(95.0)			(95.0)
Other			0.2		(0.4)	(0.2)
Ending balance	41,172,173	0.4	617.0	(36.9)	(107.1)	473.4
Year ended December 31, 2020
Net comprehensive income				(5.2)	51.1	45.9
Returns of capital			(52.7)			(52.7)
Equity contribution from parent			150.0			150.0
Other			0.1		—	0.1
Ending balance	41,172,173	0.4	714.4	(42.1)	(56.0)	616.7
Year ended December 31, 2021
Net comprehensive income				10.3	47.1	57.4
Returns of capital			(42.0)			(42.0)
Equity contribution from parent			150.0			150.0
Other			0.1		—	0.1
Ending balance	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Financial Statements.

AES Ohio
Notes to Financial Statements
For the years ended December 31, 2021, 2020 and 2019

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 534,000 customers located in West Central Ohio. AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020 and currently owns numerous transmission facilities. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio also sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. AES Ohio has only one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with AES Ohio's investment in OVEC and the historical results of AES Ohio’s retired Hutchings Coal Station, which was sold in 2020.

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

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The restrictions relate to cash required for certain balance requirements.

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Balance Sheets that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

	December 31,
$ in millions	2021	2020
Cash and cash equivalents	$14.4	$11.7
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$14.5	$11.8

Accounts receivable and allowance for credit losses
Accounts receivable are as follows at December 31, 2021 and 2020:

	December 31,
$ in millions	2021	2020
Accounts receivable, net
Customer receivables	$41.6	$47.6
Unbilled revenue	19.2	21.6
Amounts due from affiliates	4.4	1.9
Due from PJM transmission enhancement settlement (a)	1.7	1.7
Other	5.3	0.2
Allowance for credit losses	(0.3)	(2.8)
Total accounts receivable, net	$71.9	$70.2
(a)    See Note 2 – Regulatory Matters for more information.

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2021 and 2020:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2021	$2.8	$(0.4)	$(3.5)	$1.4	$0.3
2020	$0.4	$3.0	$(2.3)	$1.7	$2.8
The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of December 31, 2021. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances in 2020, and thus the current period provision and the allowance for credit losses increased during the prior year. During 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances. See Note 14 – Risks & Uncertainties for additional discussion of the COVID-19 pandemic. As discussed in Note 2 – Regulatory Matters, AES Ohio’s uncollectible expense is deferred for future collection.

Inventories
Inventories are carried at average cost, net of reserves, and include materials and supplies used for utility operations.

Regulatory Accounting
As a regulated utility, AES Ohio applies the provisions of FASC 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that AES Ohio expects to incur in the future.

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or the FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or the FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or the FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to approval by the PUCO or the FERC. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 2 – Regulatory Matters for more information.

Property, Plant and Equipment
New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $3.7 million, $3.0 million and $3.2 million in the years ended December 31, 2021, 2020 and 2019, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $1,679.2 million and $1,544.0 million as of December 31, 2021 and 2020, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For AES Ohio’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 2.8% in 2021, 2.8% in 2020 and 2.9% in 2019. Depreciation expense was $71.6 million, $68.6 million and $66.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangibles
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired.

Software is amortized over seven years. Amortization expense was $3.0 million, $3.2 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated amortization expense of this internal-use software over the next five years is $9.9 million ($2.8 million in 2022, $2.1 million in 2023, $1.9 million in 2024, $1.6 million in 2025 and $1.5 million in 2026).

Implementation Costs Related to Software as a Service
AES Ohio has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $8.0 million and $4.1 million as of December 31, 2021 and 2020, respectively, and these are recorded within Other Non-current Assets on the accompanying Balance Sheets.

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

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees or former employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other non-current assets on the Balance Sheets. See Note 4 – Fair Value for additional information.

Financial Derivatives
We have contracts involving the physical delivery of energy. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We used cash flow hedge accounting when the hedge or a portion of the hedge was deemed to be highly effective, which resulted in changes in fair value being recorded within accumulated other comprehensive loss, a component of shareholder’s equity. We elected not to offset net derivative positions in the financial statements. Accordingly, we did not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5 – Derivative Instruments and Hedging Activities for additional information.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the years ended December 31, 2021, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Affected line item in the Statements of Operations	Years ended December 31,
$ in millions		2021	2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	—	(0.2)	(0.2)
	Income tax expense	—	0.8	—
	Net of income taxes	—	0.6	(0.2)

Amortization of defined benefit pension items (Note 8):
	Other expense	5.0	4.0	3.5
	Income tax benefit	(1.1)	(0.9)	(0.5)
	Net of income taxes	3.9	3.1	3.0

Total reclassifications for the period, net of income taxes		$3.9	$3.7	$2.8

The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2021 and 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2020	$(0.4)	$(36.5)	$(36.9)

Other comprehensive loss before reclassifications	(0.2)	(8.7)	(8.9)
Amounts reclassified from accumulated other comprehensive loss to earnings	0.6	3.1	3.7
Net current period other comprehensive income / (loss)	0.4	(5.6)	(5.2)

Balance at December 31, 2020	—	(42.1)	(42.1)

Other comprehensive income before reclassifications	—	6.4	6.4
Amounts reclassified from accumulated other comprehensive loss to earnings	—	3.9	3.9
Net current period other comprehensive income	—	10.3	10.3

Balance at December 31, 2021	$—	$(31.8)	$(31.8)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. AES Ohio is responsible for claims costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. AES Ohio has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $3.4 million and $3.5 million at December 31, 2021 and 2020, respectively, within Accrued and other current liabilities and Other non-current liabilities on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at AES Ohio are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Revenue Recognition
Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenues on our Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. For additional information, see Note 12 – Revenue.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. AES Ohio’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts of such taxes were as follows:

	Years ended December 31,
$ in millions	2021	2020	2019
Excise taxes collected	$48.7	$48.1	$50.1

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

See Note 8 – Benefit Plans for more information.

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

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 2 – Regulatory Matters for additional information.

AES Ohio files U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 7 – Income Taxes for additional information.

Related Party Transactions
In the normal course of business, AES Ohio enters into transactions with other subsidiaries of DPL or AES. See Note 11 – Related Party Transactions for more information on Related Party Transactions.

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

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Issued but Not Yet Effective
2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	We are currently evaluating the impact of adopting the standard on our financial statements.

Note 2 – Regulatory Matters

AES Ohio ESP and SEET Proceedings, Comprehensive Settlement
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes:

•Reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million;
•Continuation of AES Ohio's Transmission Cost Recovery Rider, Storm Rider and the bypassable standard offer energy rate for AES Ohio's customers based on competitive bid auctions; and
•A placeholder rider to recover grid modernization costs, called the Infrastructure Investment Rider.

Separate from the ESP process, AES Ohio filed a petition seeking recovery of ongoing OVEC costs through a Legacy Generation Rider and was granted approval effective January 1, 2020.

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Several applications for rehearing of the PUCO's orders relating to the Settlement were filed and denied on December 1, 2021. The OCC appealed this final PUCO Order to the Ohio Supreme Court on December 6, 2021; this appeal remains pending.

The settlement provides, among other items, for the following:

•Approval of the Smart Grid Plan outlined in the Smart Grid Plan application filed by AES Ohio with the PUCO, as modified by the terms of the settlement, including, subject to offsetting operational benefits and certain other conditions, a return on and recovery of up to $249.0 million of Smart Grid Plan Phase 1 capital investments and recovery of operational and maintenance expenses through AES Ohio's existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of $267.6 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that AES Ohio may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan;
•A commitment by AES Ohio to invest in a customer information system and supporting technologies during Phase 1 of the Smart Grid Plan, with AES Ohio recovering a return on and of prudently incurred capital investments and operational and maintenance expenses, including deferred operational and maintenance expense amounts, in a future rate case;
•Determinations that AES Ohio’s ESP 1 satisfies the prospective SEET and the MFA regulatory test and that AES Ohio satisfies the retroactive SEET for 2018 and 2019.
•A commitment by AES Ohio to file an application with the PUCO no later than October 1, 2023 for a new electric security plan that does not seek to implement certain non-bypassable charges, including those related to provider of last resort risks, stability, or financial integrity; and
•AES Ohio shareholder funding, in an aggregate amount of approximately $30.0 million over four years, for certain economic development discounts, incentives, and grants to certain commercial and industrial customers, including hospitals and manufacturers, assistance for low-income customers as well as the residents and businesses of the City of Dayton, and promotion of solar and resiliency development within AES Ohio's service territory.

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate AES Ohio's RSC from the ESP 1 rates that are currently in place and others seek to re-implement ESP 3, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Consistent with AES' earlier statement of intent, with the PUCO's issuance of their opinion and order, during 2021 DPL received $150.0 million from AES and, in turn, DPL made a capital contribution of $150.0 million to AES Ohio to enable AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

Decoupling
On January 23, 2021 AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. An evidentiary hearing was held in May 2021. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, AES Ohio filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required AES Ohio to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. AES Ohio filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. As a result, AES Ohio has recorded a $0.9 million and $1.2 million regulatory asset as of December 31, 2021 and 2020, respectively. Recovery of these deferrals will be addressed in a future rate proceeding.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held in January 2022, and the case is pending a commission order.

FERC Proceedings
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. This filing was approved and made effective as of May 3, 2020, subject to possible refunds if the approved rates were modified. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Because the approved settlement rates were lower than the proposed rates that went into effect, AES Ohio has accrued and/or paid refunds of approximately $4.4 million to users of the transmission system through December 31, 2021 through credits on PJM bills. Pursuant to the approved mechanisms and formula, transmission rates were adjusted, effective on January 1, 2022, to reflect projected 2022 costs, adjusted to true-up the projections of revenues and costs incurred during 2020. Adjustments to true-up 2021 revenues and costs will be reflected in 2023 formula transmission rates. At December 31, 2021, AES Ohio has recorded a liability of $12.6 million, with $0.4 million classified as current, representing credits owed to customers for the 2020 and 2021 annual true-ups.

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces AES Ohio’s transmission costs through PJM beginning in August 2018, including credits to reimburse AES Ohio for amounts overcharged in prior years. AES Ohio estimates the prior overcharge by PJM to be $40.6 million, of which approximately $33.8 million has been repaid to AES Ohio through December 31, 2021 and $1.7 million is classified as current in "Accounts receivable, net" and $5.1 million is classified as non-current in "Other non-current assets" on the accompanying Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in AES Ohio’s non-bypassable TCRR. Accordingly, AES Ohio has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to AES Ohio, there is no impact to operating income or net income as all credits will be passed to AES Ohio’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $201.3 million and $221.1 million at December 31, 2021 and 2020, respectively, and total regulatory liabilities of $243.9 million and $236.3 million at December 31, 2021 and 2020, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents AES Ohio’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2021	2020
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2022	$23.9	$26.8
Rate case expenses being recovered in base rates	B	2022	0.6	0.7
Total regulatory assets, current			24.5	27.5

Regulatory assets, non-current:
Pension benefits	B	Ongoing	76.2	94.4
Unrecovered OVEC charges	C	Undetermined	28.9	28.9
Regulatory compliance costs	B	Undetermined	6.3	6.3
Smart grid and AMI costs	B	2026	5.2	8.5
Unamortized loss on reacquired debt	B	Various	4.3	7.1
Deferred storm costs	A	Undetermined	15.2	11.5
Deferred rate case costs	B	Undetermined	1.8	—
Deferred vegetation management and other	A/B	Undetermined	18.7	15.7
Decoupling deferral	C	Undetermined	13.8	13.8
Uncollectible deferral	C	Undetermined	6.4	7.4
Total regulatory assets, non-current			176.8	193.6

Total regulatory assets			$201.3	$221.1

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2022	$14.2	$18.0
Transmission formula rate credits	A	2022	0.4	—
Total regulatory liabilities, current			14.6	18.0

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	145.2	138.8
Deferred income taxes payable through rates		Various	57.5	61.2
TCJA regulatory liability	B	Ongoing	6.5	7.2
Transmission formula rate credits	A	2023	12.2	—
PJM transmission enhancement settlement	A	2025	5.1	7.0
Postretirement benefits	B	Ongoing	2.8	4.1
Total regulatory liabilities, non-current			229.3	218.3

Total regulatory liabilities			$243.9	$236.3

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. These costs include: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider. Also included are the current portion of rate case expense costs, storm costs, Smart Grid O&M and Smart Grid R&D, which do not earn a return and are described in greater detail below. Current regulatory liabilities include the overcollection of economic development costs, legacy generation costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement, the transmission rate true-up and the TCJA regulatory liability (see above).

AES Ohio is earning a return on $8.1 million of this net current deferral including: (i) the Energy Efficiency Rider, (ii) the Alternative Energy Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider. These regulatory assets are partially offset by the overcollection of economic development costs and legacy generation costs.

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

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through AES Ohio’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. AES Ohio expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through AES Ohio’s reconciliation rider which was authorized as part of the ESP 3. Beginning January 1, 2020, AES Ohio began recovering its current net OVEC costs through its Legacy Generation Rider, established pursuant to ORC 4928.148.

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

Rate case expenses represents costs associated with preparing distribution rate cases. AES Ohio was granted recovery of these costs for the 2015 case which do not earn a return, as part of the DRO. Recovery of costs for the 2020 case were included in the pending filing.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. In a PUCO order on January 5, 2011, the PUCO indicated that it expects AES Ohio to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in the Smart Grid Plan and AMI programs and that AES Ohio will, when appropriate, file new Smart Grid and/or AMI business cases in the future. These costs are included in the October 23, 2020 settlement described above.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2019, 2020 and 2021. AES Ohio plans to file petitions seeking recovery of storm costs. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. These costs are included in AES Ohio's pending distribution rate case application.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, AES Ohio withdrew its application in the ESP 3 and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that AES Ohio no longer has a Decoupling Rider. As described above, AES Ohio filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider.

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

Deferred income taxes payable through rates represent deferred income tax liabilities recognized from the normalization of flow-through items as the result of taxes previously charged to customers. A deferred income tax asset or liability is created from a difference in income recognition between tax laws and accounting methods. As a regulated utility, AES Ohio includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets. Accordingly, this liability reflects the estimated deferred taxes AES Ohio expects to return to customers in future periods.

TCJA regulatory liability represents the long-term portion of both protected and unprotected excess ADIT for both transmission and distribution portions, grossed up to reflect the revenue requirement. As a part of the DRO, AES Ohio agreed that savings from the TCJA attributable to distribution facilities, including the excess ADIT and the regulatory liability, constitute amounts that will be returned to customers. As a result of the TCJA and subsequent DRO, AES Ohio entered into a stipulation to resolve all remaining TCJA items related to its distribution rates, including a proposal to return no less than $4.0 million per year for the first five years unless fully returned in the first five years via a tax savings cost rider for the distribution portion of the balance. On September 26, 2019, an order approved the stipulation in its entirety.

Transmission Formula Rate Credits liability represents the amounts due to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under FERC Proceedings.

PJM Transmission Enhancement Settlement liability represents the Transmission Enhancement Settlement charges for which AES Ohio is due a refund per FERC Order EL05-121-009 issued on May 31, 2018. The Order states that customers are due a refund for part of these charges which will be received starting August 2018 through 2025. Refunds received will be returned to customers via the transmission cost rider.

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

Note 3 – Property, Plant and Equipment

The following is a summary of AES Ohio’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$456.5	2.1%	$425.5	2.1%
Distribution	1,996.6	3.1%	1,917.0	3.1%
General	48.0	2.3%	29.7	3.6%
Non-depreciable	70.2	N/A	65.1	N/A

Total property, plant and equipment in service	$2,571.3	2.8%	$2,437.3	2.8%

AROs
We recognized AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. Our legal obligations were associated with the retirement of our long-lived assets, consisting primarily of asbestos abatement and ash disposal facilities. The AES Ohio AROs were for our retired

Hutchings Coal Station and related primarily to asbestos removal. These AROs were settled with the sale of the Hutchings Coal Station in December 2020.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Previously, management routinely updated these estimates as additional information became available.

Changes in the Liability for AROs

2020
Balance at beginning of year	$4.7
Settlements (a)	(4.7)
Balance at end of year	$—

(a)    Primarily includes settlement related to transfer of the Hutchings Coal Station. See Note 13 – Dispositions for additional information.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $145.2 million and $138.8 million in estimated costs of removal at December 31, 2021 and 2020, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 2 – Regulatory Matters for additional information.

Changes in the Regulatory Liability for Transmission and Distribution Asset Removal Costs

	2021	2020
Balance at beginning of year	$138.8	$143.6
Additions	17.0	15.6
Settlements	(10.6)	(20.4)
Balance at end of year	$145.2	$138.8

Note 4 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2021 and 2020. See also Note 5 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2021		December 31, 2020
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.3	$0.3
Equity securities	1.9	5.1	2.1	4.5
Debt securities	3.8	3.9	4.0	4.1
Total assets	$6.1	$9.4	$6.4	$8.9

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.3	$642.6	$574.1	$656.0

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

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

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the balance sheets and classified as equity securities. Gains and losses on these assets were not material during the years ended December 31, 2021, 2020 or 2019.

The fair value of assets and liabilities at December 31, 2021 and 2020 and the respective category within the fair value hierarchy for AES Ohio was determined as follows:

$ in millions	Fair Value at December 31, 2021 (a)				Fair Value at December 31, 2020 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$0.4	$—	$—	$0.4	$0.3	$—	$—	$0.3
Equity securities	—	5.1	—	5.1	—	4.5	—	4.5
Debt securities	—	3.9	—	3.9	—	4.1	—	4.1
Total assets	$0.4	$9.0	$—	$9.4	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$625.4	$17.2	$642.6	$—	$638.6	$17.4	$656.0

Total liabilities	$—	$625.4	$17.2	$642.6	$—	$638.6	$17.4	$656.0

(a)    Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:
•Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.
•Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.
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

Note 5 – Derivative Instruments and Hedging Activities

AES Ohio previously entered into various financial instruments, including derivative financial instruments. We used derivatives principally to manage the interest rate risk associated with our long-term debt. The derivative instruments were used for risk management purposes and were designated as cash flow hedges if they qualified under FASC 815 for accounting purposes.

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

We used the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassified gains and losses on the swaps out of AOCL and into earnings in those periods in which hedged interest payments occurred.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2020	2019
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge
Beginning accumulated derivative gain / (loss) in AOCL	$(0.4)	$0.6

Net losses associated with current period hedging transactions	(0.2)	(0.8)
Net losses / (gains) reclassified to earnings:
Interest expense	0.6	(0.2)
Ending accumulated derivative loss in AOCL	$—	$(0.4)

Note 6 – Long-term debt

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2021	December 31, 2020
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.2%	2040	140.0	140.0
U.S. Government note	4.2%	2061	17.2	17.4
Unamortized deferred financing costs			(5.4)	(5.7)
Unamortized debt discount			(2.5)	(2.6)
Total long-term debt			574.3	574.1
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$574.1	$573.9

At December 31, 2021, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2022	$0.2
2023	0.2
2024	0.2
2025	0.2
2026	0.2
Thereafter	581.2
582.2
Unamortized discounts	(5.4)
Deferred financing costs, net	(2.5)
Total long-term debt	$574.3

Revolving Credit Agreement
At December 31, 2021 and 2020 the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $20.0 million, respectively.

Significant Transactions
On July 31, 2020, AES Ohio issued $140.0 million of First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of AES Ohio at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives. Accordingly, as of December 31, 2021 and 2020, the $140.0 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Balance Sheets.

Debt Covenants and Restrictions
AES Ohio's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was in compliance as of December 31, 2021.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2021, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 7 – Income Taxes

AES Ohio’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2021	2020	2019
Components of tax expense / (benefit)
Federal - current	$1.1	$3.5	$8.6
State and Local - current	0.1	0.1	0.6
Total current	1.2	3.6	9.2

Federal - deferred	4.1	2.4	(10.9)
State and local - deferred	0.4	1.0	1.1
Total deferred	4.5	3.4	(9.8)
Tax expense / (benefit)	$5.7	$7.0	$(0.6)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	1.1%	1.5%	1.3%
AFUDC - Equity	1.3%	2.6%	(0.1)%
Amortization of investment tax credits	(0.2)%	(0.5)%	(0.2)%
Depreciation of flow-through differences	(11.7)%	(10.6)%	(22.6)%
Change in tax reserves	(0.1)%	(6.1)%	—%
Other - net	(0.6)%	4.1%	0.1%
Effective tax rate	10.8%	12.0%	(0.5)%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2021	2020
Net non-current assets / (liabilities)
Depreciation / property basis	$(167.7)	$(161.7)
Income taxes recoverable	13.6	14.4
Regulatory assets	(21.4)	(21.7)
Investment tax credit	0.5	0.5
Compensation and employee benefits	(3.4)	(0.1)
Other	(5.0)	(3.5)
Net non-current liabilities	$(183.4)	$(172.1)

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2021	2020	2019
Tax expense / (benefit)	$2.9	$(2.3)	$(0.4)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits was $0.4 million at December 31, 2021 and $1.4 million at December 31, 2020. Due to the closure of federal tax exams in 2021, the Company has reviewed its uncertain tax positions and determined that $1.0 million will not be sustained. Consequently, the $1.0 million of uncertain tax positions were reversed. The reversals did not affect the annual effective tax rate, but were reclassified to current tax payable. The total amount of remaining unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2021 is $0.4 million.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2021 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2021	2020	2019
Unrecognized tax benefits at January 1	$1.4	$4.8	$4.8
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	(1.0)	(3.4)	—
Unrecognized tax benefits at December 31	$0.4	$1.4	$4.8

Tax years subsequent to 2011 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

AES Ohio is no longer subject to U.S. federal income tax examinations for tax years through 2011, but is open for all subsequent periods. AES Ohio is no longer subject to state income tax examinations for tax years through 2017, but is open for all subsequent periods.

Note 8 – Benefit Plans

Defined Contribution Plans
AES Ohio sponsors two defined contribution plans. One is for non-union employees (the management plan) and one is for collective bargaining employees (the union plan). Both plans are qualified under Section 401 of the Internal Revenue Code.

Certain non-union and union employees become eligible to participate in their respective plan upon date of hire.

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,650 for 2021 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.3 million, $3.2 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

AES Ohio sponsors a traditional defined benefit pension plan for most of the employees of DPL and its subsidiaries. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees (management employees), the traditional defined benefit pension plan is based primarily on compensation and years of service. As of December 31, 2010, this traditional pension plan formula was closed to new management employees. A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Employees that transferred from AES Ohio to the Service Company maintain their previous eligibility to participate in the AES Ohio pension plan.

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

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.9 million and $9.0 million at December 31, 2021 and 2020, respectively, were not material to the financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plans' obligations and assets recorded on the Balance Sheets at December 31, 2021 and 2020. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.7 million, $1.4 million and $1.4 million of costs billed to the Service Company for the years ended December 31, 2021, 2020 and 2019, respectively, or $1.9 million,

$1.4 million and $1.5 million of costs billed to AES Ohio Generation for the years ended December 31, 2021, 2020 and 2019, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2021	2020
Benefit obligation at January 1	$449.5	$421.5
Service cost	4.5	3.7
Interest cost	8.2	11.8
Plan amendments	2.3	—
Actuarial (gain) / loss	(12.7)	52.7
Benefits paid	(35.6)	(40.2)
Benefit obligation at December 31	416.2	449.5

Change in plan assets
Fair value of plan assets at January 1	365.1	352.0
Actual return on plan assets	24.0	45.6
Employer contributions	10.0	7.7
Benefits paid	(35.6)	(40.2)
Fair value of plan assets at December 31	363.5	365.1

Unfunded status of plan	$(52.7)	$(84.4)

	December 31,
Amounts recognized in the Balance sheets	2021	2020
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(52.5)	(84.2)
Net liability at end of year	$(52.7)	$(84.4)

Amounts recognized in Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$8.5	$7.3
Net actuarial loss	119.5	152.6
Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities, pre-tax	$128.0	$159.9
Recorded in:
Regulatory asset	$74.0	$92.7
Accumulated Other Comprehensive Loss	54.0	67.2
Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities, pre-tax	$128.0	$159.9

The accumulated benefit obligation for our defined benefit pension plans was $400.7 million and $436.4 million at December 31, 2021 and 2020, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2021	2020	2019
Service cost	$4.5	$3.7	$3.7
Interest cost	8.2	11.8	14.9
Expected return on assets	(15.0)	(18.6)	(20.1)
Amortization of unrecognized:
Actuarial loss	11.4	8.7	7.0
Prior service cost	1.1	1.3	1.8
Net periodic benefit cost	$10.2	$6.9	$7.3

Rates relevant to each year's expense calculations
Discount rate	2.44%	3.33%	4.35%
Expected return on plan assets	4.55%	5.60%	6.25%

The following table presents other changes in plan assets and benefit obligations recognized in Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities.

	Years ended December 31,
$ in millions	2021	2020	2019
Net actuarial loss / (gain)	$(21.7)	$25.8	$5.3
Prior service cost	2.3	—	—
Reversal of amortization item:
Net actuarial loss	(11.4)	(8.7)	(7.0)
Prior service cost	(1.1)	(1.3)	(1.8)
Total recognized in Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities	$(31.9)	$15.8	$(3.5)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Loss, Regulatory Assets and Regulatory Liabilities	$(21.7)	$22.7	$3.8

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $12.7 million decreased the benefit obligation for the year ended December 31, 2021 and an actuarial loss of $52.7 million increased the benefit obligation for the year ended December 31, 2020. The actuarial gain in 2021 was primarily due to an increase in the discount rate and the actuarial loss in 2020 was primarily due to a decrease in the discount rate.

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

At December 31, 2021, we are increasing our long-term rate of return assumption to 4.60% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2021, we have increased our assumed discount rate to 2.83% from 2.44% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2022 pension expense of approximately $3.4 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2022 pension expense of approximately $3.4 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.5 million to 2022 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.5 million to 2022 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2021. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2021, 2020 and 2019 were:

Benefit Obligation Assumptions	Pension
	2021	2020	2019
Discount rate for obligations	2.83%	2.44%	3.33%
Rate of compensation increases	3.21%	3.21%	3.94%

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

All plan assets at December 31, 2021 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation for 2021:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2021	2020
Equity Securities	41%	42%	42%
Debt Securities	59%	57%	57%
Cash and Cash Equivalents	—%	1%	1%

The fair values of our pension plan assets at December 31, 2021 by asset category are as follows:

$ in millions	Market Value at December 31, 2021	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual fund - equities (a)	$151.8	$—	$151.8	$—
Mutual fund - debt (b)	144.0	—	144.0	—
Government debt securities (c)	65.8	—	65.8	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$363.5	$1.9	$361.6	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $9.8 million to the pension plan in the year ended December 31, 2021, and $7.5 million in each of the years ended December 31, 2020 and 2019.

We expect to make contributions of $0.2 million to our SERP in 2022 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2022.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 114%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.8 million in 2022, which includes $1.7 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2022	$24.5
2023	$24.3
2024	$24.1
2025	$23.7
2026	$23.6
2027 - 2031	$114.4

Note 9 – Shareholder's Equity

Common Stock
AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2021. All common shares are held by AES Ohio’s parent, DPL.

Capital Contribution and Returns of Capital
During each of the years ended December 31, 2021 and 2020, DPL made capital contributions of $150.0 million to AES Ohio. The proceeds will enable AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

In 2021, AES Ohio made return of capital payments to DPL of $52.0 million, of which $42.0 million was declared in 2021. In 2020, AES Ohio declared return of capital payments to DPL of $52.7 million, of which $42.7 million was paid in 2020. In 2019, AES Ohio made returns of capital payments to DPL of $95.0 million.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

AES Ohio – Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2021, AES Ohio could be responsible for the repayment of 4.9%, or $55.5 million, of a $1,131.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2021, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$82.9	$82.9	$—	$—	$—
Purchase orders and other contractual obligations	$146.8	$136.1	$10.7	$—	$—

Electricity purchase commitments:
AES Ohio enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2021, AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2021, cannot be reasonably determined.

Environmental Matters
AES Ohio's facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following; however, as a result of our exiting of our generation business, certain of these requirements are no longer expected to have a material impact on AES Ohio. See Item 1 - Business - Environmental Matters for a more comprehensive discussion of these and other environmental matters impacting us.
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

Note 11 – Related Party Transactions

Service Company
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses.

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

Long-term Compensation Plan
During 2021, 2020 and 2019, many of AES Ohio’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2021, 2020 and 2019 was $0.0 million, $0.1 million and $(0.3) million, respectively, and was included in “Operation and maintenance” on AES Ohio’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Other paid-in capital” on AES Ohio’s Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2021	2020	2019
AES Ohio Operation & Maintenance Expenses:
Premiums charged for insurance services provided by MVIC (a)	$3.3	$3.4	$3.1
Transactions with the Service Company:
Net charges for services provided	$38.1	$33.4	$27.7
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$10.5	$10.1	$10.4
Charges to affiliates for non-power goods or services (b)	$5.8	$4.1	$4.1
Consulting and other services	$1.4	$0.8	$0.7

Balances with related parties:	At December 31, 2021	At December 31, 2020
Net payable to the Service Company	$(24.7)	$(14.8)
Net receivable from / (payable to) AES and other AES affiliates	$0.5	$(2.1)

(a)    MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to AES Ohio and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums charged by MVIC to AES Ohio.
(b)    In the normal course of business AES Ohio incurred and recorded expenses on behalf of DPL affiliates. Such expenses included but were not limited to employee-related expenses, accounting, information technology, payroll, legal and other administration expenses. AES Ohio subsequently charged these expenses to the affiliates at AES Ohio’s cost and credited the expense in which they were initially recorded.

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, AES Ohio had a net receivable balance of $28.1 million and $32.5 million at December 31, 2021 and 2020, respectively, which is recorded in Taxes receivable on the accompanying Balance Sheets. During 2021, 2020 and 2019, AES Ohio made net payments of $0.0 million, $0.0 million and $22.5 million respectively, to DPL for its share of income taxes.

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

Retail revenue
AES Ohio energy sales to utility customers are based on the reading of meters at the customer's location that occurs on a systematic basis throughout the month. AES Ohio sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Performance obligations for retail revenues are satisfied over time as energy is delivered and the same method is used to measure progress, and thus the performance obligation meets the criteria to be considered a series. This includes both the promise to transfer energy and other distribution and/or transmission services.

In exchange for the exclusive right to sell or distribute electricity in our service area, AES Ohio is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that AES Ohio is allowed to charge customers for electricity. Since tariffs are approved by the regulator, the price that AES Ohio has the right to bill corresponds directly with the value to the customer of AES Ohio's performance completed in each period. Therefore, revenue under these contracts is recognized using an output method measured by the MWhs delivered each month at the approved tariff.

In cases where a customer chooses to receive generation services from a CRES provider, the price for generation services is negotiated between the customer and the CRES provider, and AES Ohio only serves as a billing agent if requested by the CRES provider. As such, AES Ohio recognizes the consolidated billing arrangement with the

CRES provider on a net basis, thereby recording no revenue for the generation component. Retail revenue from these customers would only be related to transmission and distribution charges.

Wholesale revenue
AES Ohio's share of the power produced at OVEC is sold to PJM and these revenues are classified as Wholesale revenues.

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

RTO ancillary revenue
Compensation for use of AES Ohio’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenues. As AES Ohio owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. AES Ohio) and recognized as transmission revenues.

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that AES Ohio, as the transmission operator, has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

Capacity revenue
AES Ohio records its share of OVEC capacity revenues as Capacity revenues. The capacity price is set through a competitive auction process established by PJM. Depending on the availability and performance of the OVEC units, there may be additional performance bonuses or penalties, which would be recognized only if it becomes probable that such bonus or penalties will be incurred.

RTO capacity revenues have a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

AES Ohio's revenue from contracts with customers was $658.6 million, $636.6 million and $712.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table presents our revenue from contracts with customers and other revenue for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
$ in millions	2021	2020	2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$364.9	$362.3	$403.5
Commercial revenue	122.6	114.6	130.3
Industrial revenue	57.5	51.2	55.3
Governmental revenue	26.1	36.6	42.4
Other (a)	12.2	12.7	13.8
Total retail revenue from contracts with customers	583.3	577.4	645.3
Other retail revenue (b)	—	9.0	22.0
Wholesale revenue
Wholesale revenue from contracts with customers	19.5	11.0	17.2
RTO ancillary revenue	49.9	44.0	43.5
Capacity revenue	5.9	4.2	6.2
Miscellaneous revenue
Miscellaneous revenue	5.1	6.5	1.2
Total revenues	$663.7	$652.1	$735.4

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were     $60.8 million and $69.2 million as of December 31, 2021 and 2020, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

We have elected to apply the optional disclosure exemptions under FASC 606. Therefore, we have no disclosures pertaining to revenue expected to be recognized in any future year related to remaining performance obligations, as we exclude contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled for AES Ohio.

Note 13 – Dispositions

Hutchings Coal Station – On December 3, 2020, AES Ohio agreed to transfer its interests in the retired Hutchings Coal Station to a third party, including its obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, AES Ohio recognized a loss on the transfer of $4.7 million and made cash expenditures of $7.0 million, inclusive of cash expenditures for the transfer charges. AES Ohio paid an additional $2.3 million on December 1, 2021 for the transfer. The Hutchings Coal Station was retired in 2013, and, as such, the income / (loss) from continuing operations before income tax related to the Hutchings Coal Station was immaterial for the years ended December 31, 2020 and 2019, excluding the loss on transfer noted above.

Note 14 – Risks & Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Many countries, including the U.S., reacted to the pandemic by instituting quarantines and mandating business and school closures or limitations and other social distancing measures. Responses to the COVID-19 pandemic by the State of Ohio and its residents and businesses continue to evolve as virus variants emerge, vaccine availability and usage continues and the state and businesses review and adjust the scope and requirements of social distancing measures. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We continue to take a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information
None.

Item 9C – Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

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
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14 – Principal Accountant Fees and Services
The Financial Audit Committee of AES pre-approves the audit and non-audit services provided by the independent auditors for itself and its subsidiaries, including DPL and its subsidiaries and AES Ohio. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to DPL and AES Ohio and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(C) to Regulation S-X of the Exchange Act.

In addition to the pre-approval policies of the AES Financial Audit Committee, the DPL and AES Ohio Boards of Directors will specifically approve the annual audit services and fees of the independent auditor and the taking of other related actions, such as entering into the terms of the engagement letter.

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of the Financial Statements, included in DPL's and AES Ohio's annual report on Form 10-K and review of financial statements included in DPL's and AES Ohio's quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.

The following table presents the aggregate fees billed for professional services rendered to DPL and AES Ohio by Ernst & Young LLP during the years ended December 31, 2021 and 2020. Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP during the years ended December 31, 2021 and 2020.

	Fees billed
	Years ended December 31,
	2021	2020
Audit Fees	$987,098	$976,183
Audit-related Fees
Fees for the audit of AES Ohio's employee benefit plans	93,180	85,680
Assurance services for debt offering documents	48,000	125,000
Other	35,000	35,000
Total	$1,163,278	$1,221,863

PART IV

Item 15 – Exhibits, Financial Statements and Financial Statement Schedules

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X		2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(d)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(e)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(f)	Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein	Exhibit 4(c) to Registration Statement No. 333-74630
X	X	4(g)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(h)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(i)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(j)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(k)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		4(l)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X	X	4(m)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X		4(n)	Indenture, dated June 19, 2020, by and between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X	X	4(o)	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon.	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020 (File No. 1-2385)
X	X	4(p)	Bond Purchase and Covenants Agreement dated as of July 31, 2020 among The Dayton Power and Light Company, The Prudential Insurance Company of America and the several Purchasers party thereto.	Filed herewith as Exhibit 4(p)

DPL	DP&L	Exhibit Number	Exhibit	Location
X		10(a)	Amended and Restated Credit Agreement, dated as of June 19, 2019, among DPL Inc., each lender from time to time party thereto, U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.	Exhibit 10.1 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10(b)	Amended and Restated Pledge Agreement, dated as of June 19, 2019, between DPL Inc. and U.S. Bank National Association, as Collateral Agent.	Exhibit 10.2 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X	X	10(c)	Amended and Restated Credit Agreement, dated as of June 19, 2019, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, U.S. Bank National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.	Exhibit 10.3 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10(d)	Amendment to the Amended and Restated Credit Agreement, dated as of June 1, 2020, among DPL, U.S. Bank, National Association, as administrative agent, and each of the lenders party thereto.	Exhibit 10.1 to Report on Form 8-K filed June 5, 2020 (File No. 1-9052)
X	X	10(e)	Stipulation and Recommendation dated October 23, 2020.	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.

February 28, 2022	/s/ Kristina Lund
Kristina Lund
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 28, 2022	/s/ Kristina Lund
Kristina Lund
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director	February 28, 2022
Kenneth J. Zagzebski

/s/ Michelle A. Dreyer	Director	February 28, 2022
Michelle A. Dreyer

/s/ Julian Nebreda	Director	February 28, 2022
Julian Nebreda

/s/ Phillip North	Director	February 28, 2022
Phillip North

/s/ Kristina Lund	President, Chief Executive Officer, Director and Chairman	February 28, 2022
Kristina Lund	(principal executive officer)

/s/ Gustavo Garavaglia	Vice President and Chief Financial Officer	February 28, 2022
Gustavo Garavaglia	(principal financial officer)

/s/ Jon S. Byers	Controller	February 28, 2022
Jon S. Byers	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director	February 28, 2022
Kenneth J. Zagzebski

/s/ Paul Freedman	Director	February 28, 2022
Paul Freedman

/s/ Tish Mendoza	Director	February 28, 2022
Tish Mendoza

/s/ Mark Miller	Director	February 28, 2022
Mark Miller

/s/ Annmarie Reynolds	Director	February 28, 2022
Annmarie Reynolds

/s/ Thomas A. Raga	Director	February 28, 2022
Thomas A. Raga

/s/ Julian Nebreda	Director	February 28, 2022
Julian Nebreda

/s/ Phillip North	Director	February 28, 2022
Phillip North

/s/ Kristina Lund	President, Chief Executive Officer, Director and Chairman	February 28, 2022
Kristina Lund	(principal executive officer)

/s/ Gustavo Garavaglia	Vice President and Chief Financial Officer	February 28, 2022
Gustavo Garavaglia	(principal financial officer)

/s/ Jon S. Byers	Controller	February 28, 2022
Jon S. Byers	(principal accounting officer)

Schedule II - Valuation and Qualifying Accounts

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2021
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Year ended December 31, 2021
Deducted from accounts receivable -
Provision for uncollectible accounts	$2.8	$(0.4)	$2.1	$0.3
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$39.0	$1.5	$3.4	$37.1
Year ended December 31, 2020
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.4	$3.0	$0.6	$2.8
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$29.0	$11.0	$1.0	$39.0
Year ended December 31, 2019
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.9	$3.0	$3.5	$0.4
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$29.9	$2.2	$3.1	$29.0

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2021
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Year ended December 31, 2021
Deducted from accounts receivable -
Provision for uncollectible accounts	$2.8	$(0.4)	$2.1	$0.3
Year ended December 31, 2020
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.4	$3.0	$0.6	$2.8
Year ended December 31, 2019
Deducted from accounts receivable -
Provision for uncollectible accounts	$0.9	$3.0	$3.5	$0.4