Form 10-Q
period 2022-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2022-05-05
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

DPL Inc. and The Dayton Power and Light Company are voluntary filers. DPL Inc. and The Dayton Power and Light Company have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of May 5, 2022, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended March 31, 2022

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$175.0 million AES Ohio Amended and Restated Credit Agreement, dated as of June 19, 2019
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
DPL	DPL Inc. and its consolidated subsidiaries
DPL Credit Agreement	$95.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its 2017 ESP Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed on February 28, 2022
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K and Item 1A - Risk Factors to Part II of this quarterly report and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2022	2021
Revenues	$199.3	$175.2

Operating costs and expenses
Net fuel cost	—	0.4
Net purchased power cost	90.8	71.5
Operation and maintenance	40.8	34.8
Depreciation and amortization	19.5	19.1
Taxes other than income taxes	22.0	20.4
Gain on disposal of business	(0.6)	—
Total operating costs and expenses	172.5	146.2

Operating income	26.8	29.0

Other expense, net:
Interest expense	(15.5)	(15.6)
Other income	0.4	0.5
Total other expense, net	(15.1)	(15.1)

Income from continuing operations before income tax	11.7	13.9

Income tax benefit from continuing operations	(3.7)	(0.3)

Net income from continuing operations	15.4	14.2

Discontinued operations (Note 11):
Loss from discontinued operations before income tax	—	(0.8)
Income tax benefit from discontinued operations	—	(0.2)
Net loss from discontinued operations	—	(0.6)

Net income	$15.4	$13.6
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2022	2021
Net income	$15.4	$13.6
Derivative activity:
Reclassification to earnings, net of income tax expense of $0.1 and $0.0 for each respective period	(0.1)	(0.2)
Total derivative activity	(0.1)	(0.2)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.1) and $(0.1) for each respective period	0.2	0.5
Total change in unfunded pension and postretirement obligations	0.2	0.5

Other comprehensive income	0.1	0.3

Net comprehensive income	$15.5	$13.9
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$32.1	$26.6
Accounts receivable, net of allowance for credit losses of $0.2 and $0.3, respectively (Note 1)	73.9	71.5
Inventories	17.4	14.4
Taxes applicable to subsequent years	60.9	83.1
Regulatory assets, current	19.4	24.5
Taxes receivable	6.0	2.7
Prepayments and other current assets	10.5	7.6
Total current assets	220.2	230.4

Property, plant & equipment:
Property, plant & equipment	2,032.6	1,990.4
Less: Accumulated depreciation and amortization	(475.3)	(464.0)
	1,557.3	1,526.4
Construction work in process	172.6	174.4
Total net property, plant & equipment	1,729.9	1,700.8

Other non-current assets:
Regulatory assets, non-current	174.3	176.8
Intangible assets, net of amortization	37.3	33.7
Other non-current assets	28.0	30.1
Total other non-current assets	239.6	240.6

Total assets	$2,189.7	$2,171.8

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$140.2	$65.2
Accounts payable	76.4	111.0
Accrued taxes	87.7	85.1
Accrued interest	18.3	15.3
Customer deposits	20.1	15.0
Regulatory liabilities, current	19.9	14.6
Accrued and other current liabilities	14.8	17.1
Total current liabilities	377.4	323.3

Non-current liabilities:
Long-term debt (Note 5)	1,395.8	1,395.3
Deferred income taxes	189.6	187.9
Taxes payable	41.0	83.6
Regulatory liabilities, non-current	226.6	229.3
Accrued pension and other post-retirement benefits	54.3	62.3
Other non-current liabilities	10.9	11.5
Total non-current liabilities	1,918.2	1,969.9

Commitments and contingencies (Note 8)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,601.3	2,601.3
Accumulated other comprehensive loss	(4.7)	(4.8)
Accumulated deficit	(2,702.5)	(2,717.9)
Total common shareholder's deficit	(105.9)	(121.4)

Total liabilities and shareholder's deficit	$2,189.7	$2,171.8
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$15.4	$13.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.5	19.1
Deferred income taxes	(0.4)	3.5
Gain on disposal of business	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(2.3)	6.0
Inventories	(3.0)	(0.3)
Taxes applicable to subsequent years	22.3	20.0
Deferred regulatory costs, net	10.4	(4.8)
Accounts payable	(15.7)	(1.6)
Accrued taxes payable / receivable	(43.3)	(40.2)
Accrued interest	3.0	2.4
Accrued pension and other post-retirement benefits	(8.0)	(10.5)
Other	2.5	(1.7)
Net cash provided by / (used in) operating activities	(0.2)	5.5
Cash flows from investing activities:
Capital expenditures	(64.4)	(51.9)
Cost of removal payments	(5.0)	(4.5)
Other investing activities, net	0.1	(0.4)
Net cash used in investing activities	(69.3)	(56.8)
Cash flows from financing activities:
Borrowings from revolving credit facilities	95.0	60.0
Repayment of borrowings from revolving credit facilities	(20.0)	—
Net cash provided by financing activities	75.0	60.0
Cash, cash equivalents, and restricted cash:
Net change	5.5	8.7
Balance at beginning of period	26.7	25.5
Cash, cash equivalents, and restricted cash at end of period	$32.2	$34.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.3	$12.9
Non-cash investing activities:
Accruals for capital expenditures	$23.7	$16.3

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net comprehensive income				0.1	15.4	15.5
Balance, March 31, 2022	1	$—	$2,601.3	$(4.7)	$(2,702.5)	$(105.9)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net comprehensive income				0.3	13.6	13.9
Balance, March 31, 2021	1	$—	$2,468.8	$(12.0)	$(2,726.4)	$(269.6)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2022

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a regional energy company organized in 1985 under the laws of Ohio. DPL has one reportable segment, the Utility segment. See Note 9 – Business Segments for more information relating to this reportable segment. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 535,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. In prior periods, AES Ohio Generation was also a primary subsidiary and sold all of its energy and capacity into the wholesale market. AES Ohio Generation retired its only remaining operating asset in May 2020 and sold it in June 2020. See Note 11 – Discontinued Operations for more information. DPL's subsidiaries are all wholly-owned.

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

These financial statements have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial statements and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2022; our results of operations for the three months ended March 31, 2022 and 2021, our cash flows for the three months ended March 31, 2022 and 2021 and the changes in our equity for the three months ended March 31, 2022 and 2021. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2022 may not be indicative of our results that will be realized for the full year ending December 31, 2022.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported. Actual results could differ from these estimates. Significant items subject to such estimates and judgments include: recognition of revenue including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2022	December 31, 2021
Cash and cash equivalents	$32.1	$26.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$32.2	$26.7

Accounts Receivable and Allowance for Credit Losses
Accounts receivable were as follows as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
$ in millions	2022	2021
Accounts receivable, net:
Customer receivables	$47.4	$42.3
Unbilled revenue	17.0	19.2
Amounts due from affiliates	3.7	3.1
Due from PJM transmission enhancement settlement	1.7	1.7
Other	4.3	5.5
Allowance for credit losses	(0.2)	(0.3)
Total accounts receivable, net	$73.9	$71.5

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$(0.1)	$(0.2)	$0.2	$0.2
2021	$2.8	$—	$(0.7)	$0.2	$2.3

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances.

Inventories
Inventories consist of materials and supplies as of March 31, 2022 and December 31, 2021.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
	March 31,
$ in millions	2022	2021
Excise taxes collected	$13.1	$12.9

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three months ended March 31, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2022	2021
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.2)	$(0.2)
	Income tax expense	0.1	—
	Net of income taxes	(0.1)	(0.2)

Amortization of defined benefit pension items (Note 7):
	Other expense	0.3	0.6
	Income tax benefit	(0.1)	(0.1)
	Net of income taxes	0.2	0.5

Total reclassifications for the period, net of income taxes		$0.1	$0.3

The changes in the components of Accumulated other comprehensive loss during the three months ended March 31, 2022 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance as of January 1, 2022	$12.8	$(17.6)	$(4.8)

Amounts reclassified from AOCL to earnings	(0.1)	0.2	0.1
Net current period other comprehensive income / (loss)	(0.1)	0.2	0.1

Balance as of March 31, 2022	$12.7	$(17.4)	$(4.7)

New Accounting Pronouncements Adopted in 2022 – We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on our consolidated financial statements.

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
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).

Implementation - We have established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of our existing agreements include provisions designed to facilitate an orderly transition from LIBOR. To the extent that the terms of the credit agreements do not align following the cessation of LIBOR rates, we will seek to negotiate contract amendments with counterparties or additional derivatives contracts.
		Effective for all entities as of March 12, 2020 through December 31, 2022	We are implementing the reference rate reform and do not expect these amendments to have a material impact on our consolidated financial statements. See Implementation for further details.

Note 2 – Regulatory Matters

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held in January 2022, and the case is pending a commission order. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. We are unable to predict the outcome of the distribution rate case, but if the PUCO were to impose a rate freeze that precludes AES Ohio’s ability to implement a distribution rate increase during ESP 1, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Note 3 – Fair Value

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8. — Financial Statements and Supplementary Data of our Form 10-K.

The following table presents the fair value, carrying value and cost of our non-derivative instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	1.9	4.5	1.9	5.1
Debt securities	3.7	3.5	3.8	3.9
Total	$6.0	$8.4	$6.1	$9.4

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,396.0	$1,403.7	$1,395.5	$1,519.7

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Condensed Consolidated Balance Sheets at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2022 or 2021.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.7) million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. These amounts are included in "Other income" in our Condensed Consolidated Statements of Operations.

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

The fair value of assets and liabilities as of March 31, 2022 and December 31, 2021 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value as of March 31, 2022 (a)				Fair value as of December 31, 2021 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4
Equity securities	—	4.5	—	4.5	—	5.1	—	5.1
Debt securities	—	3.5	—	3.5	—	3.9	—	3.9

Total assets	$0.4	$8.0	$—	$8.4	$0.4	$9.0	$—	$9.4

Liabilities
Long-term debt	$—	$1,386.6	$17.1	$1,403.7	$—	$1,502.5	$17.2	$1,519.7

Total Liabilities	$—	$1,386.6	$17.1	$1,403.7	$—	$1,502.5	$17.2	$1,519.7

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

Note 4 – Derivative Instruments and Hedging Activities

For further information on our derivative and hedge accounting policies, See Note 1 – Overview and Summary of Significant Accounting Policies – Financial Derivatives and Note 5 - Derivative Instruments and Hedging Activities of Item 8 – Financial Statements and Supplementary Data in our Form 10-K.

Cash Flow Hedges
We previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31, 2022	March 31, 2021
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$12.8	$13.6
Net gains reclassified to earnings
Interest expense	(0.1)	(0.2)
Ending accumulated derivative gains in AOCL	$12.7	$13.4

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

Note 5 – Long-term Debt

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2022	2021
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.1	17.2
Unamortized deferred financing costs			(5.3)	(5.4)
Unamortized debt discounts, net			(2.5)	(2.5)
Total long-term debt at AES Ohio			574.3	574.3

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (a)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(8.1)	(8.6)
Unamortized debt discounts, net			(0.8)	(0.8)
Total long-term debt			1,396.0	1,395.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,395.8	$1,395.3

(a)Note payable to related party.

Lines of credit
As of March 31, 2022 and December 31, 2021, the DPL Credit Agreement had outstanding borrowings of $65.0 million and $65.0 million, respectively. As of March 31, 2022 and December 31, 2021, the AES Ohio Credit Agreement had outstanding borrowings of $75.0 million and $0.0 million, respectively.

Significant transactions
DPL Inc. agreed to register the 2025 DPL Inc. Senior Unsecured Bonds under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement dated June 19, 2020. DPL Inc. filed a registration statement on Form S-4 with respect to the 2025 DPL Inc. Senior Unsecured Bonds with the SEC on March 15, 2021, and this registration statement was declared effective on March 31, 2021. The exchange offer closed on May 5, 2021.

Long-term debt covenants and restrictions
The DPL Credit Agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of March 31, 2022, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of March 31, 2022, DPL Inc. was in compliance with this financial covenant.

The DPL Credit Agreement also restricts dividend payments from DPL Inc. to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL Inc.’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of March 31, 2022, DPL Inc. was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Starting with the quarter ended September 30, 2021, the borrowing limit on the DPL Inc. Credit Agreement will be reduced by $5.0 million per quarter should the Total Debt to EBITDA ratio for the period of four consecutive quarters exceed 7.00 to 1.00. As of March 31, 2022, DPL Inc. exceeded this ratio and the borrowing limit was reduced from $100.0 million to $95.0 million.

The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2022, AES Ohio was in compliance with this financial covenant.

As of March 31, 2022, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL Inc.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 6 – Income Taxes

DPL's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three months ended March 31, 2022 and 2021 was (31.6)% and (3.8)%, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.1% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

DPL's income tax expense for the three months ended March 31, 2022 was calculated using the estimated annual effective income tax rate for 2022 of (34.8)% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

Note 7 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million and $9.8 million in employer contributions during the three months ended March 31, 2022 and 2021, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plan. The components of net periodic benefit costs other than service costs are included in Other income in the Condensed Consolidated Statements of Operations.

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2022 and 2021 was:

	Three months ended
	March 31,
$ in millions	2022	2021
Service cost	$1.3	$1.1
Interest cost	2.4	2.0
Expected return on plan assets	(4.0)	(3.7)
Amortization of unrecognized:
Prior service cost	0.2	0.2
Actuarial loss	1.4	2.3
Net periodic benefit cost	$1.3	$1.9

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.8 million as of March 31, 2022 and $8.9 million as of December 31, 2021 were not material to the financial statements in the periods covered by this report.

Note 8 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $54.8 million, of $1,118.8 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2022, cannot be reasonably determined.

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

Note 9 – Business Segments

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

Utility Segment
The Utility segment is comprised of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to approximately 535,000 retail customers located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC.

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2022
Revenues from external customers	$196.8	$2.5	$—	$199.3
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$197.0	$3.4	$(1.1)	$199.3

Depreciation and amortization	$19.2	$0.3	$—	$19.5
Interest expense	$5.9	$9.6	$—	$15.5
Income / (loss) from continuing operations before income tax	$19.6	$(7.9)	$—	$11.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2021
Revenues from external customers	$172.6	$2.6	$—	$175.2
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$172.8	$3.5	$(1.1)	$175.2

Depreciation and amortization	$18.7	$0.4	$—	$19.1
Interest expense	$6.0	$9.6	$—	$15.6
Income / (loss) from continuing operations before income tax	$21.5	$(7.6)	$—	$13.9

Total Assets	March 31, 2022	December 31, 2021
Utility	$2,175.7	$2,162.6
All Other (a)	14.0	9.2
DPL Consolidated	$2,189.7	$2,171.8

(a)    "All Other" includes Eliminations for all periods presented.

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

DPL's revenue from contracts with customers was $197.7 million and $172.1 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2022 and 2021:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$109.9	$—	$—	$109.9
Commercial revenue	35.0	—	—	35.0
Industrial revenue	16.9	—	—	16.9
Governmental revenue	6.1	—	—	6.1
Other (a)	2.9	—	—	2.9
Total retail revenue from contracts with customers	170.8	—	—	170.8
Wholesale revenue
Wholesale revenue from contracts with customers	7.7	—	(0.2)	7.5
RTO ancillary revenue	15.1	—	—	15.1
Capacity revenue	1.8	—	—	1.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	1.6	0.9	(0.9)	1.6
Total revenues	$197.0	$3.4	$(1.1)	$199.3

	Three months ended March 31, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$98.3	$—	$—	$98.3
Commercial revenue	27.3	—	—	27.3
Industrial revenue	12.3	—	—	12.3
Governmental revenue	7.4	—	—	7.4
Other (a)	3.7	—	—	3.7
Total retail revenue from contracts with customers	149.0	—	—	149.0
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	—	(0.2)	4.8
RTO ancillary revenue	14.8	0.1	—	14.9
Capacity revenue	0.9	—	—	0.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	3.1	0.9	(0.9)	3.1
Total revenues	$172.8	$3.5	$(1.1)	$175.2

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $64.4 million and $61.5 million as of March 31, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, though, as a result of COVID-19, AES Ohio began offering expanded payment arrangements for customers.

Note 11 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $3.8 million has been paid through March 31, 2022. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

DPL determined that the transfer of Conesville and the previous transfers and sales of other AES Ohio Generation assets constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualified to be presented as discontinued operations. Therefore, the results of operations of this group of components have been reported as such in the Condensed Consolidated Statements of Operations for the period indicated below.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the period indicated:

Three months ended
March 31,
$ in millions	2021
Revenues	$0.9
Operating costs and other expenses	(1.7)
Loss from discontinued operations before income tax	(0.8)
Income tax expense / (benefit) from discontinued operations	(0.2)
Net income / (loss) from discontinued operations	$(0.6)

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2021, cash flows from operating activities for discontinued operations and cash flows from investing activities for discontinued operations were $(0.2) million and $(0.4) million, respectively.

Note 12 – Risks and Uncertainties

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

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2022	2021
Revenues	$197.0	$172.8

Operating costs and expenses
Net fuel cost	—	0.4
Net purchased power cost	90.5	71.2
Operation and maintenance	40.2	34.6
Depreciation and amortization	19.2	18.7
Taxes other than income taxes	21.9	20.3
Gain on disposal of business	(0.6)	—
Total operating costs and expenses	171.2	145.2

Operating income	25.8	27.6

Other expense, net:
Interest expense	(5.9)	(6.0)
Other expense	(0.3)	(0.1)
Total other expense, net	(6.2)	(6.1)

Income before income tax	19.6	21.5

Income tax expense	2.7	3.2

Net income	$16.9	$18.3
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2022	2021
Net income	$16.9	$18.3
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.2) and $(0.3) for each respective period	0.7	1.0
Total change in unfunded pension and postretirement obligations	0.7	1.0

Other comprehensive income	0.7	1.0

Net comprehensive income	$17.6	$19.3
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17.9	$14.4
Accounts receivable, net of allowance for credit losses of $0.2 and $0.3, respectively (Note 1)	73.6	71.9
Inventories	17.4	14.4
Taxes applicable to subsequent years	60.8	83.0
Regulatory assets, current	19.4	24.5
Taxes receivable	27.3	28.1
Prepayments and other current assets	12.8	8.0
Total current assets	229.2	244.3

Property, plant & equipment:
Property, plant & equipment	2,600.4	2,571.3
Less: Accumulated depreciation and amortization	(1,060.7)	(1,062.6)
	1,539.7	1,508.7
Construction work in process	168.4	170.5
Total net property, plant & equipment	1,708.1	1,679.2

Other non-current assets:
Regulatory assets, non-current	174.3	176.8
Intangible assets, net of amortization	36.0	32.4
Other non-current assets	28.1	29.9
Total other non-current assets	238.4	239.1
Total assets	$2,175.7	$2,162.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 4)	$75.2	$0.2
Accounts payable	75.8	111.5
Accrued taxes	88.0	85.1
Accrued interest	5.9	2.6
Customer deposits	19.9	14.9
Regulatory liabilities, current	19.9	14.6
Accrued and other current liabilities	11.3	13.0
Total current liabilities	296.0	241.9

Non-current liabilities:
Long-term debt (Note 4)	574.1	574.1
Deferred income taxes	187.6	183.4
Taxes payable	40.9	83.5
Regulatory liabilities, non-current	226.6	229.3
Accrued pension and other post-retirement benefits	54.3	62.3
Other non-current liabilities	5.7	5.9
Total non-current liabilities	1,089.2	1,138.5

Commitments and contingencies (Note 8)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	813.5	822.5
Accumulated other comprehensive loss	(31.1)	(31.8)
Retained earnings / (Accumulated deficit)	7.7	(8.9)
Total common shareholder's equity	790.5	782.2
Total liabilities and shareholder's equity	$2,175.7	$2,162.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$16.9	$18.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.2	18.7
Deferred income taxes	2.0	3.2
Gain on disposal of business	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(1.7)	5.9
Inventories	(3.0)	(0.3)
Taxes applicable to subsequent years	22.3	19.7
Deferred regulatory costs, net	10.4	(4.8)
Accounts payable	(16.7)	(4.3)
Accrued taxes payable / receivable	(38.8)	(38.8)
Accrued interest	3.3	3.2
Accrued pension and other post-retirement benefits	(8.0)	(10.5)
Other	0.9	1.0
Net cash provided by operating activities	6.2	11.3
Cash flows from investing activities:
Capital expenditures	(64.2)	(51.6)
Cost of removal payments	(5.0)	(4.5)
Other investing activities, net	0.5	(0.1)
Net cash used in investing activities	(68.7)	(56.2)
Cash flows from financing activities:
Returns of capital paid to parent	(9.0)	(10.0)
Borrowings from revolving credit facilities	95.0	60.0
Repayment of borrowings from revolving credit facilities	(20.0)	—
Net cash provided by financing activities	66.0	50.0
Cash, cash equivalents, and restricted cash:
Net change	3.5	5.1
Balance at beginning of period	14.5	11.8
Cash, cash equivalents, and restricted cash at end of period	$18.0	$16.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$1.8	$2.7
Non-cash investing activities:
Accruals for capital expenditures	$23.6	$16.0
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net comprehensive income				0.7	16.9	17.6
Return of capital			(9.0)			(9.0)
Other					(0.3)	(0.3)
Balance, March 31, 2022	41,172,173	$0.4	$813.5	$(31.1)	$7.7	$790.5

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net comprehensive income				1.0	18.3	19.3
Balance, March 31, 2021	41,172,173	$0.4	$714.4	$(41.1)	$(37.7)	$636.0

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 535,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

These financial statements have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial statements and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2022; our results of operations for the three months ended March 31, 2022 and 2021, our cash flows for the three months ended March 31, 2022 and 2021 and the changes in our equity for the three months ended March 31, 2022 and 2021. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2022 may not be indicative of our results that will be realized for the full year ending December 31, 2022.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported. Actual results could differ from these estimates. Significant items subject to such estimates and judgments include: recognition of revenue including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2022	December 31, 2021
Cash and cash equivalents	$17.9	$14.4
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$18.0	$14.5

Accounts Receivable and Allowance for Credit Losses
Accounts receivable were as follows as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
$ in millions	2022	2021
Accounts receivable, net:
Customer receivables	46.5	$41.6
Unbilled revenue	17.0	19.2
Amounts due from affiliates	4.3	4.4
Due from PJM transmission enhancement settlement	1.7	1.7
Other	4.3	5.3
Allowance for credit losses	(0.2)	(0.3)
Total accounts receivable, net	$73.6	$71.9

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$(0.1)	$(0.2)	$0.2	$0.2
2021	$2.8	$—	$(0.7)	$0.2	$2.3

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances.

Inventories
Inventories consist of materials and supplies as of March 31, 2022 and December 31, 2021.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
	March 31,
$ in millions	2022	2021
Excise taxes collected	$13.1	$12.9

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three months ended March 31, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2022	2021
Amortization of defined benefit pension items (Note 6):
	Other expense	0.9	1.3
	Income tax benefit	(0.2)	(0.3)
	Net of income taxes	0.7	1.0

Total reclassifications for the period, net of income taxes		$0.7	$1.0

The changes in the components of Accumulated other comprehensive loss during the three months ended March 31, 2022 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2022	$(31.8)

Amounts reclassified from AOCL to earnings	0.7
Net current period other comprehensive income	0.7

Balance as of March 31, 2022	$(31.1)

New Accounting Pronouncements Adopted in 2022 – We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on our financial statements.

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
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).

Implementation - We have established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of our existing agreements include provisions designed to facilitate an orderly transition from LIBOR. To the extent that the terms of the credit agreements do not align following the cessation of LIBOR rates, we will seek to negotiate contract amendments with counterparties or additional derivatives contracts.
		Effective for all entities as of March 12, 2020 through December 31, 2022	We are implementing the reference rate reform and do not expect these amendments to have a material impact on our financial statements. See Implementation for further details.

Note 2 – Regulatory Matters

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held in January 2022, and the case is pending a commission order. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. We are unable to predict the outcome of the distribution rate case, but if the PUCO were to impose a rate freeze that precludes AES Ohio’s ability to implement a distribution rate increase during ESP 1, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Note 3 – Fair Value

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8. — Financial Statements and Supplementary Data of our Form 10-K.

The following table presents the fair value, carrying value and cost of our non-derivative instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	1.9	4.5	1.9	5.1
Debt securities	3.7	3.5	3.8	3.9
Total	$6.0	$8.4	$6.1	$9.4

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.3	$582.8	$574.3	$642.6

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Condensed Balance Sheets at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2022 or 2021.

Master Trust Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.7) million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. These amounts are included in "Other expense" in our Condensed Statements of Operations.

Long-term debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-

term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2040 to 2061.

The fair value of assets and liabilities as of March 31, 2022 and December 31, 2021 and the respective category within the fair value hierarchy for AES Ohio is as follows:

$ in millions	Fair value as of March 31, 2022 (a)				Fair value as of December 31, 2021 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4
Equity securities	—	4.5	—	4.5	—	5.1	—	5.1
Debt securities	—	3.5	—	3.5	—	3.9	—	3.9

Total assets	$0.4	$8.0	$—	$8.4	$0.4	$9.0	$—	$9.4

Liabilities
Long-term debt	$—	$565.7	$17.1	$582.8	$—	$625.4	$17.2	$642.6

Total Liabilities	$—	$565.7	$17.1	$582.8	$—	$625.4	$17.2	$642.6

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

Note 4 – Long-term Debt

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2022	2021
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
U.S. Government note	4.20%	2061	17.1	17.2
Unamortized deferred financing costs			(5.3)	(5.4)
Unamortized debt discounts, net			(2.5)	(2.5)
Total long-term debt			574.3	574.3
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$574.1	$574.1

Line of credit
As of March 31, 2022 and December 31, 2021, the AES Ohio Credit Agreement had outstanding borrowings on its line of credit of $75.0 million and $0.0 million, respectively.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2022, AES Ohio was in compliance with this financial covenant.

As of March 31, 2022, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL Inc.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Note 5 – Income Taxes

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three months ended March 31, 2022 and 2021 was 13.8% and 14.9%, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.1% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

Note 6 – Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million and $9.8 million in employer contributions during the three months ended March 31, 2022 and 2021, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plan. The components of net periodic benefit costs other than service costs are included in Other expense in the Condensed Statements of Operations.

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2022 and 2021 was:

	Three months ended
	March 31,
$ in millions	2022	2021
Service cost	$1.3	$1.1
Interest cost	2.4	2.0
Expected return on plan assets	(4.0)	(3.7)
Amortization of unrecognized:
Prior service cost	0.3	0.3
Actuarial loss	1.9	2.8
Net periodic benefit cost	$1.9	$2.5

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.8 million as of March 31, 2022 and $8.9 million as of December 31, 2021 were not material to the financial statements in the periods covered by this report.

Note 7 – Shareholder's Equity

Capital Contribution and Returns of Capital
During the three months ended March 31, 2022, AES Ohio made return of capital payments to DPL of $9.0 million.

During the three months ended March 31, 2021, AES Ohio made return of capital payments, which were declared in 2020, to DPL of $10.0 million.

Note 8 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $54.8 million, of $1,118.8 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2022, cannot be reasonably determined.

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

Note 9 – Revenue

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenues, see Note 12 — Revenue in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

AES Ohio's revenue from contracts with customers was $195.4 million and $169.7 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
$ in millions	2022	2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$109.9	$98.3
Commercial revenue	35.0	27.3
Industrial revenue	16.9	12.3
Governmental revenue	6.1	7.4
Other (a)	2.9	3.7
Total retail revenue from contracts with customers	170.8	149.0
Wholesale revenue
Wholesale revenue from contracts with customers	7.7	5.0
RTO ancillary revenue	15.1	14.8
Capacity revenue	1.8	0.9
Miscellaneous revenue	1.6	3.1
Total revenues	$197.0	$172.8

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.

The balances of receivables from contracts with customers were $63.5 million and $60.8 million as of March 31, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, though, as a result of COVID-19, AES Ohio began offering expanded payment arrangements for customers.

Note 10 – Risks and Uncertainties

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

FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A of Part II of this quarterly report and Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K and subsequent filings with the SEC.

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

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 535,000 customers located in West Central Ohio. Additionally, AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio.

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

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was lower by $2.2 million, or 16%, for the three months ended March 31, 2022, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2022 vs. 2021
Decrease due to higher operation and maintenance expenses, excluding pass through costs with an offset in Revenues	$(3.3)
Decrease due to higher taxes other than income taxes	(1.6)
Net increase in the volume of retail kWh sold primarily driven by favorable weather, partially offset by higher purchased power volume	3.7
Other	(1.0)
Net change in income from continuing operations before income tax	$(2.2)

AES Ohio
Compared with the prior year, AES Ohio's net income from continuing operations before income taxes was lower by $1.9 million, or 9%, for the three months ended March 31, 2022, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2022 vs. 2021
Decrease due to higher operation and maintenance expenses, excluding pass through costs with an offset in Revenues	$(2.9)
Decrease due to higher taxes other than income taxes	(1.6)
Net increase in the volume of retail kWh sold primarily driven by favorable weather, partially offset by higher purchased power volume	3.7
Other	(1.1)
Net change in income before income tax	$(1.9)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2022	2021	$ change	% change
Revenues:
Retail	$170.8	$149.0	$21.8	14.6%
Wholesale	7.5	4.8	2.7	56.3%
RTO ancillary	15.1	14.9	0.2	1.3%
Capacity revenues	1.8	0.9	0.9	100.0%
Miscellaneous revenues	4.1	5.6	(1.5)	(26.8)%
Total revenues	199.3	175.2	24.1	13.8%

Operating costs and expenses
Net fuel cost	—	0.4	(0.4)	(100.0)%
Purchased power:
Purchased power	66.1	61.0	5.1	8.4%
RTO charges	24.7	10.5	14.2	135.2%
Net purchased power cost	90.8	71.5	19.3	27.0%
Operation and maintenance	40.8	34.8	6.0	17.2%
Depreciation and amortization	19.5	19.1	0.4	2.1%
Taxes other than income taxes	22.0	20.4	1.6	7.8%
Gain on disposal of business	(0.6)	—	(0.6)	—%
Total operating costs and expenses	172.5	146.2	26.3	18.0%

Operating income	26.8	29.0	(2.2)	(7.6)%

Other expense, net:
Interest expense	(15.5)	(15.6)	0.1	(0.6)%
Other income	0.4	0.5	(0.1)	(20.0)%
Total other expense, net	(15.1)	(15.1)	—	—%

Income from continuing operations before income tax (a)	$11.7	$13.9	$(2.2)	(15.8)%

(a)For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 2 - Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2022	2021	change	% change
Actual
Heating degree-days	2,756	2,677	79	3.0%
Cooling degree-days	—	—	—	—%

30-year average (b)
Heating degree-days	2,836	2,833
Cooling degree-days	2	2

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2022	2021	change	% change
Retail electric sales (b)
Residential	1,571	1,530	41	2.7%
Commercial	867	834	33	4.0%
Industrial	894	866	28	3.2%
Governmental	284	279	5	1.8%
Other	5	5	—	—%
Total retail electric sales	3,621	3,514	107	3.0%
Wholesale electric sales (c)	139	146	(7)	(4.8)%
Total electric sales	3,760	3,660	100	2.7%

Billed electric customers (end of period)	535,112	531,669	3,443	0.6%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,222 kWh and 1,070 kWh for the three months ended March 31, 2022 and 2021, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2022 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Three months ended)
Percentage Change
4.5%
4.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
—%
3.1%
2.7%
1.7%
4.0%
3.3%
3.2%
1.5%
1.8%
2.7%
3.0%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2022 vs. 2021 Weather-normalized YTD
2022 vs. 2021 Actual YTD

During the three months ended March 31, 2022, Revenues increased $24.1 million to $199.3 million compared to $175.2 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2022 vs. 2021
Retail
Rate
Increase due to the TCRR Rider	$15.0
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(1.0)
Other	(2.7)
Net change in retail rate	11.3

Volume
Net increase in demand primarily due to favorable weather compared to the same period in the prior year.	11.3

Other miscellaneous	(0.8)
Total retail change	21.8

Wholesale
Increase primarily due to higher rates at OVEC	2.7

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as of January 1st, 2022	1.1

Other
Miscellaneous revenues	(1.5)

Net change in Revenues	$24.1

DPL – Net Purchased Power
During the three months ended March 31, 2022, Net purchased power increased $19.3 million to $90.8 million compared to $71.5 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2022 vs. 2021
Net purchased power
Purchased power
Rate
Decrease primarily due to pricing in the competitive bid process	$(2.5)
Volume
Increase due to higher retail load served primarily driven by weather	7.6
Total purchased power change	5.1

RTO charges
Increase primarily due to higher TCRR rates	14.2

Net change in purchased power	$19.3

DPL – Operation and Maintenance
During the three months ended March 31, 2022, Operation and maintenance expense increased $6.0 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2022 vs. 2021
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$1.5
Increase in TCRR costs (a)	1.2
Increase in economic development costs	0.8
Increase in charges from Service Company	0.6
Increase in Smart Grid stipulation amortization	0.5
Other, net	1.4
Net change in operation and maintenance expense	$6.0

(a)    There is a corresponding offset in Revenues associated with these costs.

DPL – Taxes Other Than Income Taxes
During the three months ended March 31, 2022, Taxes other than income taxes increased $1.6 million compared to the same period in the prior year. The increase was primarily the result of higher property taxes due to higher property, plant and equipment balances in the current year.

DPL – Income Tax Benefit From Continuing Operations
Income tax benefit was $3.7 million during the three months ended March 31, 2022 compared to a benefit of $0.3 million during the three months ended March 31, 2021. The increase was primarily due to a lower estimated effective tax rate in the current year versus the prior year as a result of the reversal of excess deferred items as a percentage of pre-tax book income.

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

Utility Segment
The Utility segment is comprised of AES Ohio’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. AES Ohio distributes electricity to approximately 535,000 retail customers located in a 6,000-square mile area of West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC.

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

See Part I, Item 1, Note 9 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended
	March 31,
$ in millions	2022	2021
Utility	$19.6	$21.5
Other	(7.9)	(7.6)
Income from continuing operations before income tax (a)	$11.7	$13.9

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

RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio

	Three months ended
	March 31,
$ in millions	2022	2021	$ change	% change
Revenues:
Retail	$170.8	$149.0	$21.8	14.6%
Wholesale	7.7	5.0	2.7	54.0%
RTO ancillary	15.1	14.8	0.3	2.0%
Capacity revenues	1.8	0.9	0.9	100.0%
Miscellaneous revenues	1.6	3.1	(1.5)	(48.4)%
Total revenues	197.0	172.8	24.2	14.0%

Operating costs and expenses
Net fuel cost	—	0.4	(0.4)	(100.0)%
Purchased power:
Purchased power	66.1	61.0	5.1	8.4%
RTO charges	24.4	10.2	14.2	139.2%
Net purchased power cost	90.5	71.2	19.3	27.1%
Operation and maintenance	40.2	34.6	5.6	16.2%
Depreciation and amortization	19.2	18.7	0.5	2.7%
Taxes other than income taxes	21.9	20.3	1.6	7.9%
Gain on disposal of business	(0.6)	—	(0.6)	—%
Total operating costs and expenses	171.2	145.2	26.0	17.9%

Operating income	25.8	27.6	(1.8)	(6.5)%

Other expense, net:
Interest expense	(5.9)	(6.0)	0.1	(1.7)%
Other expense	(0.3)	(0.1)	(0.2)	200.0%
Total other expense, net	(6.2)	(6.1)	(0.1)	1.6%

Income before income tax (a)	$19.6	$21.5	$(1.9)	(8.8)%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

AES Ohio – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 2 - Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

During the three months ended March 31, 2022, Revenues increased $24.2 million to $197.0 million compared to $172.8 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2022 vs. 2021
Retail
Rate
Increase due to the TCRR Rider	$15.0
Decrease in Competitive Bid Revenue Rate Rider (Standard Offer Rate)	(1.0)
Other	(2.7)
Net change in retail rate	11.3

Volume
Net increase in demand primarily due to favorable weather compared to the same period in the prior year.	11.3

Other miscellaneous	(0.8)
Total retail change	21.8

Wholesale
Increase primarily due to higher rates at OVEC	2.7

RTO ancillary and capacity revenues
Increase primarily due to higher transmission rates as of January 1st, 2022	1.2

Other
Miscellaneous revenues	(1.5)

Net change in revenues	$24.2

AES Ohio – Net Purchased Power
During the three months ended March 31, 2022, net purchased power increased $19.3 million to $90.5 million compared to $71.2 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2022 vs. 2021
Net purchased power
Purchased power
Rate
Decrease primarily due to pricing in the competitive bid process	$(2.5)
Volume
Increase due to higher retail load served primarily driven by weather	7.6
Total purchased power change	5.1

RTO charges
Increase primarily due to higher TCRR rates	14.2

Net change in purchased power	$19.3

AES Ohio – Operation and Maintenance
During the three months ended March 31, 2022, Operation and Maintenance expense increased $5.6 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2022 vs. 2021
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$1.5
Increase in TCRR costs (a)	1.2
Increase in economic development costs	0.8
Increase in charges from Service Company	0.6
Increase in Smart Grid stipulation amortization	0.5
Other, net	1.0
Net change in operation and maintenance expense	$5.6

(a)    There is a corresponding offset in Revenues associated with these costs.

AES Ohio – Taxes Other Than Income Taxes
During the three months ended March 31, 2022, Taxes other than income taxes increased $1.6 million compared to the same period in the prior year. The increase was primarily the result of higher property taxes due to higher property, plant and equipment balances in the current year.

AES Ohio – Income Tax Expense
Income tax expense was $2.7 million during the three months ended March 31, 2022 compared to $3.2 million during the same period in the prior year. The change was primarily due to a decrease in income before tax in the current year.

See Note 5 – Income Taxes of Notes to AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2022 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. As discussed in Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements in Part I, Item 1 of this report, AES Ohio has requested PUCO approval to defer its decoupling costs consistent with the methodology approved in its distribution rate order. If approved, the deferral would be effective as of December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand until its pending distribution rates are in effect. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•the timely recovery of transmission and distribution expenditures.
Operational
COVID-19 Pandemic - The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Item 1A. Risk Factors" of our Form 10-K.

Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We are taking a variety of measures to ensure our ability to transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We prioritize the safety of our people and continue to develop targeted strategies, in line with legal and regulatory requirements, to promote vaccination in our business.

The COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers but has recovered. While we have continued to experience some

COVID-19 impacts into 2022, such impacts have not been material nor do we expect they will be material, particularly if reduced social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

We have not had nor do we expect to have a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. We also have not experienced any material credit-related impacts due to the COVID-19 pandemic.

The Company continues to monitor the potential impact of the COVID-19 pandemic on our financial results and operations.

Supply Chain - We continue to closely manage and monitor developments in our supply chain. We are experiencing certain minor delays and price increases, but these have not materially impacted our operations or capital projects to date.

Capital Projects - Our construction projects have experienced some indications of delays and price increases; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

Macroeconomic and Political
Reference Rate Reform - As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intended to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association determined that it would cease publication of one-week and two-month LIBOR rates by December 31, 2021, and would cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We maintain financial instruments that use LIBOR as an interest rate benchmark and will continue to engage with counterparties to make this transition.

U.S. Income Tax - The macroeconomic and political environments in the U.S. have changed during 2021 and 2022. This could result in significant impacts to tax law. For example, in the first quarter of 2022, the Biden Administration released its fiscal year 2023 budget, which includes proposed U.S. corporate tax reform proposals that would increase the U.S. corporate income tax rate. Additional details regarding these potential changes in law are expected to be made available later this year.

Inflation - In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the standard service offer auction process has reflected current macroeconomic conditions in terms of pricing.

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2021 Form 10-K previously filed with the SEC during 2022 describes other regulatory matters which have not materially changed since that filing. See Part I, Item 1, Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements for further information regarding regulatory matters.

Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. We are unable to predict the outcome of the distribution rate case, but if the PUCO were to impose a rate freeze that precludes AES Ohio’s ability to implement a distribution rate increase during ESP 1, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Environmental
In addition to imposing continuing compliance obligations, federal, state and local environmental laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2021 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

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
Regulation of CCR - On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (CCR Rule). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act"), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule. On February 20, 2020, the USEPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. The USEPA has indicated that they will implement a phased approach to amending the CCR rule, which is ongoing. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC. The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.

On August 28, 2020, the USEPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released pre-publication versions of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek. On the same day, EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.

CAPITAL RESOURCES AND LIQUIDITY

DPL and AES Ohio had unrestricted cash and cash equivalents of $32.1 million and $17.9 million, respectively, as of March 31, 2022. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,412.7 million and $582.1 million, respectively.

From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, changes in the timing of tariff increases or delays in regulatory determinations could affect the cash flows and results of operations of our businesses. On May 4, 2022, AES Ohio received approvals from the PUCO to re-issue the $140.0 million of tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds currently held by AES Ohio.

Our discussion of DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary AES Ohio.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Three months ended March 31,
$ in millions	2022	2021
Net cash provided by / (used in) operating activities	$(0.2)	$5.5
Net cash used in investing activities	(69.3)	(56.8)
Net cash provided by financing activities	75.0	60.0
Net change	5.5	8.7
Balance at beginning of period	26.7	25.5
Cash, cash equivalents, and restricted cash at end of period	$32.2	$34.2

DPL – Net cash from operating activities is summarized below:

	Three months ended March 31,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income	$15.4	$13.6	$1.8
Depreciation and amortization	19.5	19.1	0.4
Deferred income taxes	(0.4)	3.5	(3.9)
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	33.9	36.2	(2.3)
Net change in operating assets and liabilities	(34.1)	(30.7)	(3.4)
Net cash provided by (used in) operating activities	$(0.2)	$5.5	$(5.7)

The net change in operating assets and liabilities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to timing of payments	$(14.1)
Decrease from accounts receivable primarily due to timing of collections	(8.3)
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	15.2
Other	3.8
Net decrease in cash from changes in operating assets and liabilities	$(3.4)

DPL – Net cash from investing activities
Net cash used in investing activities increased $12.5 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on T&D projects	$(12.5)
Higher cost of removal payments	(0.5)
Other	0.5
Net change in investing activities	$(12.5)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $15.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by the following:

$ in millions	$ Change
Increase in net borrowings from revolving credit facilities	$15.0
Net change in financing activities	$15.0

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Three months ended March 31,
$ in millions	2022	2021
Net cash provided by operating activities	$6.2	$11.3
Net cash used in investing activities	(68.7)	(56.2)
Net cash provided by financing activities	66.0	50.0
Net change	3.5	5.1
Balance at beginning of period	14.5	11.8
Cash, cash equivalents, and restricted cash at end of period	$18.0	$16.9

AES Ohio – Net cash from operating activities is summarized below:

	Three months ended March 31,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income	$16.9	$18.3	$(1.4)
Depreciation and amortization	19.2	18.7	0.5
Deferred income taxes	2.0	3.2	(1.2)
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	37.5	40.2	(2.7)
Net change in operating assets and liabilities	(31.3)	(28.9)	(2.4)
Net cash provided by operating activities	$6.2	$11.3	$(5.1)

The net change in operating assets and liabilities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to timing of payments	(12.4)
Decrease from accounts receivable primarily due to timing of collections	(7.6)
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	15.2
Other	2.4
Net decrease in cash from changes in operating assets and liabilities	$(2.4)

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $12.5 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on T&D projects	$(12.6)
Higher cost of removal payments	(0.5)
Other	0.6
Net change in investing activities	$(12.5)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $16.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by the following:

$ in millions	$ Change
Increase in net borrowings from revolving credit facilities	$15.0
Lower return of capital payments to DPL	1.0
Net change in financing activities	$16.0

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and dividend payments. For 2022 and subsequent years, we expect to satisfy these requirements with cash from operations, funds from debt financing and/or equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods.

At March 31, 2022, AES Ohio and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2022
AES Ohio	Revolving	June 2024	$175.0	$100.0
DPL	Revolving	June 2023	95.0	30.0
			$270.0	$130.0

The AES Ohio Credit Agreement is an unsecured revolving credit facility with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides AES Ohio the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. As of March 31, 2022, there were $75.0 million in borrowings under the facility, with the remaining $100.0 million available to AES Ohio.

The DPL Credit Agreement is a secured revolving credit facility with a syndicated bank group with a borrowing limit of $95.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in AES Ohio. The facility expires in June 2023. As of March 31, 2022, there were no letter of credits outstanding and $65.0 million in borrowings, with the remaining $30.0 million available to DPL.

Capital Requirements
Our capital expenditure program, including development and permitting costs, for the three-year period from 2022 through 2024 is currently estimated to cost up to $786.0 million, and includes estimates as follows:

$ in millions	2022	2023	2024	For the three-year period from 2022 through 2024
Distribution-related additions, improvements and extensions (a)	$88.0	$106.0	$108.0	$302.0
Transmission-related additions and improvements	78.0	69.0	95.0	242.0
Smart Grid improvements and additions	77.0	69.0	54.0	200.0
Other	17.0	8.0	5.0	30.0
Total for AES Ohio	260.0	252.0	262.0	774.0

Other subsidiaries	4.0	5.0	3.0	12.0
Total for DPL	$264.0	$257.0	$265.0	$786.0

(a)    AES Ohio's investments in distribution-related additions, improvements and extensions are dependent on favorable regulatory outcomes.

AES Ohio's projection includes expected spending under its Smart Grid Plan included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission projects. See additional information in Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

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

Long-term debt covenants
For information regarding our long-term debt covenants, see Part I, Item 1, Note 5 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 4 – Long-term Debt of Notes to AES Ohio's Condensed Financial Statements.

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and outlook for DPL and AES Ohio.

	DPL	AES Ohio	Outlook
Fitch Ratings	BB (a)	BBB+(b)	Negative
Moody's Investors Service, Inc.	Ba1 (a)	A3 (b)	Stable
Standard & Poor's Financial Services LLC	BB+ (a)	BBB+ (b)	Negative

(a) Rating relates to DPL's senior unsecured debt.
(b) Rating relates to AES Ohio’s senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio.

	DPL	AES Ohio	Outlook
Fitch Ratings	BB	BBB-	Negative
Moody's Investors Service, Inc.	Ba1	Baa2	Stable
Standard & Poor's Financial Services LLC	BB+	BB+	Negative

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 8 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 8 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to AES Ohio's Condensed Financial Statements.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2021 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2022.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2021, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

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

The risks and uncertainties described in our risk factors are not the only ones we face. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. Our risk factors should be read in conjunction with the other detailed information concerning DPL and AES Ohio set forth in the Notes to DPL’s and AES Ohio’s Financial Statements found in Part I, Item 1, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included in our filings.

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing a risk factor from our Form 10-K. The risk factor below should be considered together with the other risk factors described in our Form 10-K:

Potential security breaches (including cybersecurity breaches) and terrorism risks could materially and adversely affect our businesses.

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our transmission, distribution and other facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war, and there has been an increased focus on the U.S. energy grid that is believed to be related to the Russia/Ukraine conflict. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by the NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could materially and adversely affect our results of operations, financial condition and cash flows

In the course of our business, we also store and use customer, employee and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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

DPL Inc.
(Registrant)

Date:	May 5, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	May 5, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 5, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	May 5, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)