Form 10-Q
period 2022-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2022-08-04
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended June 30, 2022

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$175.0 million AES Ohio Amended and Restated Credit Agreement, dated as of June 19, 2019
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
DPL	DPL Inc. and its consolidated subsidiaries
DPL Credit Agreement	$90.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its 2017 ESP Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed on February 28, 2022
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LIBOR	London Inter-Bank Offered Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt, a unit of power equal to one million watts
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
NOx	Nitrogen Oxide - an air pollutant regulated by the NAAQS under the CAA

GLOSSARY OF TERMS (cont.)

Term	Definition
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
U.S.	United States of America
USD	U.S. dollar
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

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
•local economic conditions;
•costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation; cyberattacks and information security breaches;
•industry restructuring, deregulation and competition;
•issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred and the risk of default of other PJM participants;
•changes in tax laws and the effects of our tax strategies;
•the use of derivative contracts;
•product development, technology changes and changes in prices of products and technologies;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K and Item 1A - Risk Factors to Part II of this quarterly report and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Revenues	$190.9	$148.1	$390.2	$323.3

Operating costs and expenses
Net fuel cost	—	0.1	—	0.5
Net purchased power cost	90.6	53.9	181.4	125.4
Operation and maintenance	43.1	38.0	83.9	72.8
Depreciation and amortization	20.1	18.9	39.6	38.0
Taxes other than income taxes	21.2	20.7	43.2	41.1
Gain on disposal of business	—	—	(0.6)	—
Total operating costs and expenses	175.0	131.6	347.5	277.8

Operating income	15.9	16.5	42.7	45.5

Other expense, net:
Interest expense	(16.5)	(15.6)	(32.0)	(31.2)
Other income	—	0.6	0.4	1.1
Total other expense, net	(16.5)	(15.0)	(31.6)	(30.1)

Income / (loss) from continuing operations before income tax	(0.6)	1.5	11.1	15.4

Income tax expense / (benefit) from continuing operations	(0.8)	0.9	(4.5)	0.6

Net income from continuing operations	0.2	0.6	15.6	14.8

Discontinued operations (Note 11):
Loss from discontinued operations before income tax	—	(0.2)	—	(1.0)
Income tax benefit from discontinued operations	—	—	—	(0.2)
Net loss from discontinued operations	—	(0.2)	—	(0.8)

Net income	$0.2	$0.4	$15.6	$14.0
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Net income	$0.2	$0.4	$15.6	$14.0
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.1, $0.1 and $0.1 for each respective period	(0.3)	(0.2)	(0.4)	(0.4)
Total derivative activity	(0.3)	(0.2)	(0.4)	(0.4)
Pension and postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0, $(0.2), $(0.1) and $(0.3) for each respective period	0.3	0.5	0.5	1.0
Total change in unfunded pension and postretirement obligations	0.3	0.5	0.5	1.0

Other comprehensive income	—	0.3	0.1	0.6

Net comprehensive income	$0.2	$0.7	$15.7	$14.6
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$60.3	$26.6
Accounts receivable, net of allowance for credit losses of $0.3 and $0.3, respectively (Note 1)	85.1	71.5
Inventories	17.9	14.4
Taxes applicable to subsequent years	40.5	83.1
Regulatory assets, current	37.2	24.5
Taxes receivable	6.1	2.7
Prepayments and other current assets	9.9	7.6
Total current assets	257.0	230.4

Property, plant & equipment:
Property, plant & equipment	2,103.9	1,990.4
Less: Accumulated depreciation and amortization	(489.4)	(464.0)
	1,614.5	1,526.4
Construction work in process	165.9	174.4
Total net property, plant & equipment	1,780.4	1,700.8

Other non-current assets:
Regulatory assets, non-current	166.8	176.8
Intangible assets, net of amortization	43.1	33.7
Other non-current assets	28.1	30.1
Total other non-current assets	238.0	240.6

Total assets	$2,275.4	$2,171.8

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$50.2	$65.2
Accounts payable	98.1	111.0
Accrued taxes	85.1	85.1
Accrued interest	15.9	15.3
Customer and supplier deposits	29.6	15.0
Regulatory liabilities, current	31.0	14.6
Accrued and other current liabilities	15.3	17.1
Total current liabilities	325.2	323.3

Non-current liabilities:
Long-term debt (Note 5)	1,534.8	1,395.3
Deferred income taxes	191.0	187.9
Taxes payable	40.9	83.6
Regulatory liabilities, non-current	224.7	229.3
Accrued pension and other post-retirement benefits	53.7	62.3
Other non-current liabilities	10.8	11.5
Total non-current liabilities	2,055.9	1,969.9

Commitments and contingencies (Note 8)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,601.3	2,601.3
Accumulated other comprehensive loss	(4.7)	(4.8)
Accumulated deficit	(2,702.3)	(2,717.9)
Total common shareholder's deficit	(105.7)	(121.4)

Total liabilities and shareholder's deficit	$2,275.4	$2,171.8
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$15.6	$14.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39.6	38.0
Deferred income taxes	(1.1)	4.6
Gain on disposal of business	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(13.6)	4.4
Inventories	(3.5)	(0.6)
Taxes applicable to subsequent years	42.7	39.2
Deferred regulatory costs, net	9.1	(9.8)
Prepayments and other current assets	(2.3)	(5.7)
Accounts payable	3.1	4.1
Accrued taxes payable / receivable	(46.0)	(57.5)
Accrued interest	0.6	(0.4)
Accrued and other current liabilities	12.9	(3.7)
Accrued pension and other post-retirement benefits	(8.5)	(11.4)
Other	3.9	1.5
Net cash provided by operating activities	51.9	16.7
Cash flows from investing activities:
Capital expenditures	(133.9)	(94.9)
Cost of removal payments	(8.1)	(9.2)
Other investing activities, net	(0.2)	(0.9)
Net cash used in investing activities	(142.2)	(105.0)
Cash flows from financing activities:
Payments of deferred financing costs	(1.0)	(0.4)
Issuance of long-term debt	140.0	—
Borrowings from revolving credit facilities	130.0	80.0
Repayment of borrowings from revolving credit facilities	(145.0)	—
Net cash provided by financing activities	124.0	79.6
Cash, cash equivalents, and restricted cash:
Net change	33.7	(8.7)
Balance at beginning of period	26.7	25.5
Cash, cash equivalents, and restricted cash at end of period	$60.4	$16.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$28.7	$29.6
Non-cash investing activities:
Accruals for capital expenditures	$26.6	$15.8

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net comprehensive income				0.1	15.4	15.5
Balance, March 31, 2022	1	—	2,601.3	(4.7)	(2,702.5)	(105.9)
Net comprehensive income				—	0.2	0.2
Balance, June 30, 2022	1	$—	$2,601.3	$(4.7)	$(2,702.3)	$(105.7)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net comprehensive income				0.3	13.6	13.9
Balance, March 31, 2021	1	—	2,468.8	(12.0)	(2,726.4)	(269.6)
Net comprehensive income				0.3	0.4	0.7
Balance, June 30, 2021	1	$—	$2,468.8	$(11.7)	$(2,726.0)	$(268.9)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2022 and 2021

1. Overview and Summary of Significant Accounting Policies

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

Consolidation
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

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's deficit, and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

Use of Management Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported. Actual results could differ from these estimates and assumptions.

Significant items subject to such estimates and assumptions include: recognition of revenue including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2022	December 31, 2021
Cash and cash equivalents	$60.3	$26.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$60.4	$26.7

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
$ in millions	2022	2021
Accounts receivable, net:
Customer receivables	$56.9	$42.3
Unbilled revenue	18.8	19.2
Amounts due from affiliates	4.5	3.1
Due from PJM transmission enhancement settlement	1.7	1.7
Other	3.5	5.5
Allowance for credit losses	(0.3)	(0.3)
Total accounts receivable, net	$85.1	$71.5

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$0.7	$(1.1)	$0.4	$0.3
2021	$2.8	$(0.2)	$(1.6)	$0.7	$1.7

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories
Inventories consist of materials and supplies as of June 30, 2022 and December 31, 2021.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three and six months ended June 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2022	2021	2022	2021
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.3)	$(0.3)	$(0.5)	$(0.5)
	Income tax effect	—	0.1	0.1	0.1
	Net of income taxes	(0.3)	(0.2)	(0.4)	(0.4)

Amortization of defined benefit pension items (Note 7):
	Other expense	0.3	0.7	0.6	1.3
	Income tax effect	—	(0.2)	(0.1)	(0.3)
	Net of income taxes	0.3	0.5	0.5	1.0

Total reclassifications for the period, net of income taxes		$—	$0.3	$0.1	$0.6

The changes in the components of Accumulated other comprehensive loss during the six months ended June 30, 2022 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance as of January 1, 2022	$12.8	$(17.6)	$(4.8)

Amounts reclassified from AOCL to earnings	(0.4)	0.5	0.1

Balance as of June 30, 2022	$12.4	$(17.1)	$(4.7)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Excise taxes collected	$11.5	$11.3	$24.6	$24.2

New Accounting Pronouncements Adopted in 2022
The following table provides a brief description of recent accounting pronouncements that had an impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022	We are implementing the reference rate reform and do not expect these amendments to have a material impact on our consolidated financial statements. See Implementation for further details.

New Accounting Pronouncements Issued But Not Yet Effective
We have assessed and determined that the new accounting pronouncements issued but not yet effective are not expected to have a material impact on our consolidated financial statements.

2. Regulatory Matters

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held in January 2022, and the case is pending a commission order. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. Oral arguments regarding the potential rate freeze were held in May 2022. We are unable to predict the outcome of the distribution rate case, but if the PUCO were to impose a rate freeze that precludes AES Ohio’s ability to implement a distribution rate increase during ESP 1, it could have a material adverse effect on our results of operations, financial condition and cash flows.

3. Fair Value

The fair value of current financial assets and liabilities and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.9) million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and $(1.6) million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively. These amounts are included in "Other income" in our Condensed Consolidated Statements of Operations.

Recurring Fair Value Measurements
The following table presents the fair value, carrying value and cost of our non-derivative instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	1.8	3.8	1.9	5.1
Debt securities	3.7	3.3	3.8	3.9
Total	$5.9	$7.5	$6.1	$9.4

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Condensed Consolidated Balance Sheets at their gross fair value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2022 or 2021.

The fair value of assets and liabilities as of June 30, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value as of June 30, 2022				Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4
Equity securities	—	3.8	—	3.8	—	5.1	—	5.1
Debt securities	—	3.3	—	3.3	—	3.9	—	3.9
Total assets	$0.4	$7.1	$—	$7.5	$0.4	$9.0	$—	$9.4

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The fair value of long-term debt is based on current public market prices for disclosure purposes only. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2025 to 2061.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of June 30, 2022				Carrying Amount	Fair value as of December 31, 2021
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,535.0	$—	$1,399.6	$17.1	$1,416.7	$1,395.5	$—	$1,502.5	$17.2	$1,519.7

4. Derivative Instruments and Hedging Activities

For further information on our derivative and hedge accounting policies, see Note 1 – Overview and Summary of Significant Accounting Policies – Financial Derivatives and Note 5 - Derivative Instruments and Hedging Activities of Item 8 – Financial Statements and Supplementary Data in our Form 10-K.

Cash Flow Hedges
We previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013, and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$12.7	$13.4	$12.8	$13.6
Net gains reclassified to earnings
Interest expense	(0.3)	(0.2)	(0.4)	(0.4)
Ending accumulated derivative gains in AOCL	$12.4	$13.2	$12.4	$13.2

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. Debt

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2022	2021
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	—
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	—
U.S. Government note	4.20%	2061	17.1	17.2
Unamortized deferred financing costs			(6.8)	(5.4)
Unamortized debt discounts, net			(2.5)	(2.5)
Total long-term debt at AES Ohio			712.8	574.3

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(7.6)	(8.6)
Unamortized debt discounts, net			(0.8)	(0.8)
Total long-term debt			1,535.0	1,395.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,534.8	$1,395.3

(a)First mortgage bonds issued to the Ohio Air Quality Development Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Ohio Air Quality Development Authority. The bonds have a final maturity date of November 1, 2040 but are subject to a mandatory put in June 2027.
(b)First mortgage bonds issued to the Ohio Air Quality Development Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Ohio Air Quality Development Authority. The bonds have a final maturity date of January 1, 2034 but are subject to a mandatory put in June 2027.
(c)Note payable to related party.

Lines of credit
As of June 30, 2022 and December 31, 2021, the DPL Credit Agreement had outstanding borrowings of $50.0 million and $65.0 million, respectively. As of June 30, 2022 and December 31, 2021, the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $0.0 million, respectively.

Significant transactions
On June 1, 2022, AES Ohio re-issued $140.0 million of tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Revenue Refunding Bonds that had been held in trust, Series 2015A&B. AES Ohio re-issued $140.0 million aggregate principal amount of first mortgage bonds to the OAQDA in two series: $100.0 million Series 2015A bonds at an interest rate of 4.25% and $40.0 million Series 2015B at an interest rate of 4.00% to secure the loan of proceeds from these bonds issued by the OAQDA. These bonds are subject to a mandatory put date of June 1, 2027.

DPL agreed to register the 2025 DPL Inc. Senior Unsecured Bonds under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement dated June 19, 2020. DPL filed a registration statement on Form S-4 with respect to the 2025 DPL Inc. Senior Unsecured Bonds with the SEC on March 15, 2021, and this registration statement was declared effective on March 31, 2021. The exchange offer closed on May 5, 2021.

Long-term debt covenants and restrictions
The DPL Credit Agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of June 30, 2022, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September

30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of June 30, 2022, DPL was in compliance with this financial covenant.

The DPL Credit Agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of June 30, 2022, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Starting with the quarter ended September 30, 2021, the borrowing limit on the DPL Credit Agreement will be reduced by $5.0 million per quarter should the Total Debt to EBITDA ratio for the period of four consecutive quarters exceed 7.00 to 1.00. As of June 30, 2022, DPL exceeded this ratio and the borrowing limit was reduced from $95.0 million to $90.0 million.

The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2022, AES Ohio was in compliance with this financial covenant.

As of June 30, 2022, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. Income Taxes

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 133.3% and (40.5)% for the three and six months ended June 30, 2022, respectively, as compared to 69.2% and 2.8% for the three and six months ended June 30, 2021, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.1% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

DPL's income tax expense for the six months ended June 30, 2022 was calculated using the estimated annual effective income tax rate for 2022 of (43.8)% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million and $9.8 million in employer contributions during the six months ended June 30, 2022 and 2021, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plan. The components of net periodic benefit costs other than service costs are included in "Other income" in the Condensed Consolidated Statements of Operations.

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2022 and 2021 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Service cost	$1.2	$1.1	$2.5	$2.2
Interest cost	2.4	2.0	4.8	4.0
Expected return on plan assets	(3.9)	(3.7)	(7.9)	(7.4)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.5	0.4
Actuarial loss	1.3	2.3	2.7	4.6
Net periodic benefit cost	$1.3	$1.9	$2.6	$3.8

The components of net periodic (benefit) / cost other than service cost are included in "Other income" in the Condensed Consolidated Statements of Operations.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.7 million and $8.9 million as of June 30, 2022 and December 31, 2021, respectively, were not material to the financial statements in the periods covered by this report.

8. Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of $1,099.9 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2022, cannot be reasonably determined.

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

•Rules and future rules issued by the EPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx and other air emissions;
•Rules and future rules issued by the EPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;
•Rules and future rules issued by the EPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and
•Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. Most of the solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products.

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

9. Business Segments

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2022
Revenues from external customers	$188.5	$2.4	$—	$190.9
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$188.7	$3.3	$(1.1)	$190.9

Depreciation and amortization	$19.7	$0.4	$—	$20.1
Interest expense	$6.8	$9.7	$—	$16.5
Income / (loss) from continuing operations before income tax	$7.3	$(7.9)	$—	$(0.6)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2021
Revenues from external customers	$145.7	$2.4	$—	$148.1
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$145.9	$3.3	$(1.1)	$148.1

Depreciation and amortization	$18.5	$0.4	$—	$18.9
Interest expense	$6.0	$9.6	$—	$15.6
Income / (loss) from continuing operations before income tax	$9.1	$(7.6)	$—	$1.5

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2022
Revenues from external customers	$385.3	$4.9	$—	$390.2
Intersegment revenues	0.4	1.8	(2.2)	—
Total revenues	$385.7	$6.7	$(2.2)	$390.2

Depreciation and amortization	$38.9	$0.7	$—	$39.6
Interest expense	$12.7	$19.3	$—	$32.0
Income / (loss) from continuing operations before income tax	$26.9	$(15.8)	$—	$11.1

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2021
Revenues from external customers	$318.3	$5.0	$—	$323.3
Intersegment revenues	0.4	1.8	(2.2)	—
Total revenues	$318.7	$6.8	$(2.2)	$323.3

Depreciation and amortization	$37.2	$0.8	$—	$38.0
Interest expense	$12.0	$19.2	$—	$31.2
Income / (loss) from continuing operations before income tax	$30.6	$(15.2)	$—	$15.4

Total Assets	June 30, 2022	December 31, 2021
Utility	$2,259.3	$2,162.6
All Other (a)	16.1	9.2
DPL Consolidated	$2,275.4	$2,171.8

(a)    "All Other" includes Eliminations for all periods presented.

10. Revenue

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

DPL's revenue from contracts with customers was $188.3 million and $147.4 million for the three months ended June 30, 2022 and 2021, respectively, and $386.0 million and $319.5 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2022 and 2021:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$93.7	$—	$—	$93.7
Commercial revenue	38.0	—	—	38.0
Industrial revenue	17.9	—	—	17.9
Governmental revenue	5.9	—	—	5.9
Other (a)	3.2	—	—	3.2
Total retail revenue from contracts with customers	158.7	—	—	158.7
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	—	(0.2)	10.8
RTO ancillary revenue	14.9	0.1	—	15.0
Capacity revenue	1.5	—	—	1.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.3	—	2.3
Other miscellaneous revenue	2.6	0.9	(0.9)	2.6
Total revenues	$188.7	$3.3	$(1.1)	$190.9

	Three Months Ended June 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$77.7	$—	$—	$77.7
Commercial revenue	28.2	—	—	28.2
Industrial revenue	14.1	—	—	14.1
Governmental revenue	5.5	—	—	5.5
Other (a)	2.8	—	—	2.8
Total retail revenue from contracts with customers	128.3	—	—	128.3
Wholesale revenue
Wholesale revenue from contracts with customers	3.6	—	(0.2)	3.4
RTO ancillary revenue	12.1	—	—	12.1
Capacity revenue	1.3	—	—	1.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.3	—	2.3
Other miscellaneous revenue	0.6	1.0	(0.9)	0.7
Total revenues	$145.9	$3.3	$(1.1)	$148.1

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Six months ended June 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$203.6	$—	$—	$203.6
Commercial revenue	73.0	—	—	73.0
Industrial revenue	34.8	—	—	34.8
Governmental revenue	12.0	—	—	12.0
Other (a)	6.1	—	—	6.1
Total retail revenue from contracts with customers	329.5	—	—	329.5
Wholesale revenue
Wholesale revenue from contracts with customers	18.7	—	(0.4)	18.3
RTO ancillary revenue	30.0	0.1	—	30.1
Capacity revenue	3.3	—	—	3.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.8	—	4.8
Other miscellaneous revenue	4.2	1.8	(1.8)	4.2
Total revenues	$385.7	$6.7	$(2.2)	$390.2

	Six months ended June 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$176.0	$—	$—	$176.0
Commercial revenue	55.5	—	—	55.5
Industrial revenue	26.4	—	—	26.4
Governmental revenue	12.9	—	—	12.9
Other (a)	6.5	—	—	6.5
Total retail revenue from contracts with customers	277.3	—	—	277.3
Wholesale revenue
Wholesale revenue from contracts with customers	8.6	—	(0.4)	8.2
RTO ancillary revenue	26.9	0.1	—	27.0
Capacity revenue	2.2	—	—	2.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.8	—	4.8
Other miscellaneous revenue	3.7	1.9	(1.8)	3.8
Total revenues	$318.7	$6.8	$(2.2)	$323.3

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $75.7 million and $61.5 million as of June 30, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, though, as a result of COVID-19, AES Ohio began offering expanded payment arrangements for customers.

11. Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. For the transaction, DPL made quarterly cash expenditures, totaling $4.0 million, through June 2022. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

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

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the period indicated:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2021	2021
Revenues	$0.5	$1.4
Operating costs and other expenses	(0.7)	(2.4)
Loss from discontinued operations before income tax	(0.2)	(1.0)
Income tax benefit from discontinued operations	—	(0.2)
Net loss from discontinued operations	$(0.2)	$(0.8)

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2021, cash flows from operating activities for discontinued operations were $0.2 million and $0.0 million, respectively. For the three and six months ended June 30, 2021, cash flows from investing activities for discontinued operations were $(0.4) million and $(0.8) million, respectively.

12. Risks and Uncertainties

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

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Revenues	$188.7	$145.9	$385.7	$318.7

Operating costs and expenses
Net fuel cost	—	0.1	—	0.5
Net purchased power cost	90.3	53.6	180.8	124.8
Operation and maintenance	42.9	37.7	83.1	72.3
Depreciation and amortization	19.7	18.5	38.9	37.2
Taxes other than income taxes	21.1	20.7	43.0	41.0
Gain on disposal of business	—	—	(0.6)	—
Total operating costs and expenses	174.0	130.6	345.2	275.8

Operating income	14.7	15.3	40.5	42.9

Other expense, net:
Interest expense	(6.8)	(6.0)	(12.7)	(12.0)
Other expense	(0.6)	(0.2)	(0.9)	(0.3)
Total other expense, net	(7.4)	(6.2)	(13.6)	(12.3)

Income before income tax	7.3	9.1	26.9	30.6

Income tax expense	—	0.5	2.7	3.7

Net income	$7.3	$8.6	$24.2	$26.9
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Net income	$7.3	$8.6	$24.2	$26.9
Pension and postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2), $(0.3), $(0.4) and $(0.6) for each respective period	0.7	0.9	1.4	1.9
Total change in unfunded pension and postretirement obligations	0.7	0.9	1.4	1.9

Other comprehensive income	0.7	0.9	1.4	1.9

Net comprehensive income	$8.0	$9.5	$25.6	$28.8
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44.9	$14.4
Accounts receivable, net of allowance for credit losses of $0.3 and $0.3, respectively (Note 1)	84.8	71.9
Inventories	17.9	14.4
Taxes applicable to subsequent years	40.4	83.0
Regulatory assets, current	37.2	24.5
Taxes receivable	27.2	28.1
Prepayments and other current assets	11.2	8.0
Total current assets	263.6	244.3

Property, plant & equipment:
Property, plant & equipment	2,663.5	2,571.3
Less: Accumulated depreciation and amortization	(1,066.5)	(1,062.6)
	1,597.0	1,508.7
Construction work in process	161.7	170.5
Total net property, plant & equipment	1,758.7	1,679.2

Other non-current assets:
Regulatory assets, non-current	166.8	176.8
Intangible assets, net of amortization	41.8	32.4
Other non-current assets	28.4	29.9
Total other non-current assets	237.0	239.1
Total assets	$2,259.3	$2,162.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 4)	$0.2	$0.2
Accounts payable	97.9	111.5
Accrued taxes	85.1	85.1
Accrued interest	3.3	2.6
Customer and supplier deposits	29.4	14.9
Regulatory liabilities, current	31.0	14.6
Accrued and other current liabilities	12.0	13.0
Total current liabilities	258.9	241.9

Non-current liabilities:
Long-term debt (Note 4)	712.6	574.1
Deferred income taxes	189.8	183.4
Taxes payable	40.8	83.5
Regulatory liabilities, non-current	224.7	229.3
Accrued pension and other post-retirement benefits	53.7	62.3
Other non-current liabilities	5.3	5.9
Total non-current liabilities	1,226.9	1,138.5

Commitments and contingencies (Note 7)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	803.5	822.5
Accumulated other comprehensive loss	(30.4)	(31.8)
Accumulated deficit	—	(8.9)
Total common shareholder's equity	773.5	782.2
Total liabilities and shareholder's equity	$2,259.3	$2,162.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$24.2	$26.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38.9	37.2
Deferred income taxes	1.9	3.7
Gain on disposal of business	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(13.0)	5.3
Inventories	(3.5)	(0.6)
Taxes applicable to subsequent years	42.6	38.9
Deferred regulatory costs, net	9.1	(9.8)
Prepayments and other current assets	(3.0)	(6.7)
Accounts payable	2.5	2.6
Accrued taxes payable / receivable	(41.9)	(52.0)
Accrued interest	0.6	0.3
Accrued and other current liabilities	12.7	(3.8)
Accrued pension and other post-retirement benefits	(8.5)	(11.4)
Other	4.5	2.0
Net cash provided by operating activities	66.5	32.6
Cash flows from investing activities:
Capital expenditures	(133.5)	(94.0)
Cost of removal payments	(8.0)	(9.2)
Other investing activities, net	0.5	0.9
Net cash used in investing activities	(141.0)	(102.3)
Cash flows from financing activities:
Payments of deferred financing costs	(1.0)	(0.2)
Distributions to parent	(34.0)	(17.0)
Borrowings from revolving credit facilities	130.0	80.0
Repayment of borrowings from revolving credit facilities	(130.0)	—
Issuance of long-term debt	140.0	—
Net cash provided by financing activities	105.0	62.8
Cash, cash equivalents, and restricted cash:
Net change	30.5	(6.9)
Balance at beginning of period	14.5	11.8
Cash, cash equivalents, and restricted cash at end of period	$45.0	$4.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.0	$10.2
Non-cash investing activities:
Accruals for capital expenditures	$26.6	$15.7
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net comprehensive income				0.7	16.9	17.6
Distributions to parent			(9.0)			(9.0)
Other					(0.3)	(0.3)
Balance, March 31, 2022	41,172,173	0.4	813.5	(31.1)	7.7	$790.5
Net comprehensive income				0.7	7.3	8.0
Distributions to parent			(10.0)		(15.0)	(25.0)
Balance, June 30, 2022	41,172,173	$0.4	$803.5	$(30.4)	$—	$773.5

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net comprehensive income				1.0	18.3	19.3
Balance, March 31, 2021	41,172,173	0.4	714.4	(41.1)	(37.7)	636.0
Net comprehensive income				0.9	8.6	9.5
Distributions to parent			(7.0)			(7.0)
Balance, June 30, 2021	41,172,173	$0.4	$707.4	$(40.2)	$(29.1)	$638.5

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and six months ended June 30, 2022 and 2021

1. Overview and Summary of Significant Accounting Policies

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's equity, and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

Use of Management Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported. Actual results could differ from these estimates and assumptions. Significant items subject to such estimates and assumptions include: recognition of revenue including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2022	December 31, 2021
Cash and cash equivalents	$44.9	$14.4
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$45.0	$14.5

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
$ in millions	2022	2021
Accounts receivable, net:
Customer receivables	55.7	$41.6
Unbilled revenue	18.8	19.2
Amounts due from affiliates	5.5	4.4
Due from PJM transmission enhancement settlement	1.7	1.7
Other	3.4	5.3
Allowance for credit losses	(0.3)	(0.3)
Total accounts receivable, net	$84.8	$71.9

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$0.7	$(1.1)	$0.4	$0.3
2021	$2.8	$(0.2)	$(1.6)	$0.7	$1.7

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories
Inventories consist of materials and supplies as of June 30, 2022 and December 31, 2021.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the three and six months ended June 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2022	2021	2022	2021
Amortization of defined benefit pension items (Note 6):
	Other expense	0.9	1.2	1.8	2.5
	Income tax effect	(0.2)	(0.3)	(0.4)	(0.6)
	Net of income taxes	0.7	0.9	1.4	1.9

Total reclassifications for the period, net of income taxes		$0.7	$0.9	$1.4	$1.9

The changes in the components of Accumulated other comprehensive loss during the six months ended June 30, 2022 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2022	$(31.8)

Amounts reclassified from AOCL to earnings	1.4

Balance as of June 30, 2022	$(30.4)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Excise taxes collected	$11.5	$11.3	$24.6	$24.2

New Accounting Pronouncements Adopted in 2022
The following table provides a brief description of recent accounting pronouncements that had an impact on our financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022	We are implementing the reference rate reform and do not expect these amendments to have a material impact on our financial statements. See Implementation for further details.

New Accounting Pronouncements Issued But Not Yet Effective
We have assessed and determined that the new accounting pronouncements issued but not yet effective are not expected to have a material impact on our financial statements.

2. Regulatory Matters

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO. This rate case proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015 and investments necessitated by the tornados that occurred on Memorial Day in 2019. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held in January 2022, and the case is pending a commission order. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. Oral arguments regarding the potential rate freeze were held in May 2022. We are unable to predict the outcome of the distribution rate case, but if the PUCO were to impose a rate freeze that precludes AES Ohio’s ability to implement a distribution rate increase during ESP 1, it could have a material adverse effect on our results of operations, financial condition and cash flows.

3. Fair Value

The fair value of current financial assets and liabilities and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.9) million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and $(1.6) million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively. These amounts are included in "Other expense" in our Condensed Statements of Operations.

Recurring Fair Value Measurements
The following table presents the fair value, carrying value and cost of our non-derivative instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	1.8	3.8	1.9	5.1
Debt securities	3.7	3.3	3.8	3.9
Total	$5.9	$7.5	$6.1	$9.4

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Condensed Balance Sheets at their gross fair value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2022 or 2021.

The fair value of assets and liabilities as of June 30, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

$ in millions	Fair value as of June 30, 2022				Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4
Equity securities	—	3.8	—	3.8	—	5.1	—	5.1
Debt securities	—	3.3	—	3.3	—	3.9	—	3.9
Total assets	$0.4	$7.1	$—	$7.5	$0.4	$9.0	$—	$9.4

Financial Instruments not Measured at Fair Value in the Condensed Balance Sheets
The fair value of long-term debt is based on current public market prices for disclosure purposes only. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2025 to 2061.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of June 30, 2022				Carrying Amount	Fair value as of December 31, 2021
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$712.8	$—	$647.2	$17.1	$664.3	$574.3	$—	$625.4	$17.2	$642.6

4. Debt

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2022	2021
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	—
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	—
U.S. Government note	4.20%	2061	17.1	17.2
Unamortized deferred financing costs			(6.8)	(5.4)
Unamortized debt discounts, net			(2.5)	(2.5)
Total long-term debt			712.8	574.3
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$712.6	$574.1
(a)First mortgage bonds issued to the Ohio Air Quality Development Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Ohio Air Quality Development Authority. The bonds have a final maturity date of November 1, 2040 but are subject to a mandatory put in June 2027.
(b)First mortgage bonds issued to the Ohio Air Quality Development Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Ohio Air Quality Development Authority. The bonds have a final maturity date of January 1, 2034 but are subject to a mandatory put in June 2027.

Line of credit
As of June 30, 2022 and December 31, 2021, the AES Ohio Credit Agreement had outstanding borrowings on its line of credit of $0.0 million and $0.0 million, respectively.

Significant transactions
On June 1, 2022, AES Ohio re-issued $140.0 million of tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Revenue Refunding Bonds that had been held in trust, Series 2015A&B. AES Ohio re-issued $140.0 million aggregate principal amount of first mortgage bonds to the OAQDA in two series: $100.0 million Series 2015A bonds at an interest rate of 4.25% and $40.0 million Series 2015B at an interest rate of 4.00% to secure the loan of proceeds from these bonds issued by the OAQDA. These bonds are subject to a mandatory put date of June 1, 2027.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2022, AES Ohio was in compliance with this financial covenant.

As of June 30, 2022, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. Income Taxes

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 0.0% and 10.0% for the three and six months ended June 30, 2022, respectively, as compared to 5.5% and 12.1% for the three and six months ended June 30, 2021, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.1% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income.

AES files federal and state income tax returns which consolidates AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

6. Benefit Plans

AES Ohio sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million and $9.8 million in employer contributions during the six months ended June 30, 2022 and 2021, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plan. The components of net periodic benefit costs other than service costs are included in "Other expense" in the Condensed Statements of Operations.

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2022 and 2021 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Service cost	$1.2	$1.1	$2.5	$2.2
Interest cost	2.4	2.0	4.8	4.0
Expected return on plan assets	(3.9)	(3.7)	(7.9)	(7.4)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.6	0.6
Actuarial loss	1.9	2.8	3.8	5.6
Net periodic benefit cost	$1.9	$2.5	$3.8	$5.0
.
The components of net periodic (benefit) / cost other than service cost are included in "Other expense" in the Condensed Statements of Operations.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.7 million and $8.9 million as of June 30, 2022 and December 31, 2021, respectively, were not material to the financial statements in the periods covered by this report.

7. Commitments and Contingencies

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of $1,099.9 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2022, cannot be reasonably determined.

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
•Rules and future rules issued by the EPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx and other air emissions;
•Rules and future rules issued by the EPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;
•Rules and future rules issued by the EPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and
•Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste.

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

8. Revenue

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

AES Ohio's revenue from contracts with customers was $186.1 million and $145.3 million for the three months ended June 30, 2022 and 2021, respectively, and $381.5 million and $315.0 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$93.7	$77.7	$203.6	$176.0
Commercial revenue	38.0	28.2	73.0	55.5
Industrial revenue	17.9	14.1	34.8	26.4
Governmental revenue	5.9	5.5	12.0	12.9
Other (a)	3.2	2.8	6.1	6.5
Total retail revenue from contracts with customers	158.7	128.3	329.5	277.3
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	3.6	18.7	8.6
RTO ancillary revenue	14.9	12.1	30.0	26.9
Capacity revenue	1.5	1.3	3.3	2.2
Miscellaneous revenue	2.6	0.6	4.2	3.7
Total revenues	$188.7	$145.9	$385.7	$318.7

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.

The balances of receivables from contracts with customers were $74.5 million and $60.8 million as of June 30, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, though, as a result of COVID-19, AES Ohio began offering expanded payment arrangements for customers.

9. Risks and Uncertainties

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

DP&L, a wholly-owned subsidiary of DPL that does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. All of DPL's subsidiaries are wholly-owned. For additional information regarding our business, see Item 1.—Business of our Form 10-K.

As an electric public utility in Ohio, AES Ohio provides regulated transmission and distribution services to its customers as well as retail SSO electric service. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL
For the three months ended June 30, 2022, DPL's loss from continuing operations before income tax of $0.6 million was lower by $2.1 million, or 140%, compared to the prior period income from continuing operations before income tax of $1.5 million, and, for the six months ended June 30, 2022, DPL's income from continuing operations before income tax of $11.1 million was lower by $4.3 million, or 28%, compared to the prior period income from continuing operations before income tax of $15.4 million, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Decrease due to higher operation and maintenance expenses	$(1.9)	$(4.6)
Decrease due to higher taxes other than income taxes	(0.5)	(2.1)
Decrease due to higher depreciation and amortization from additional assets placed in service	(1.2)	(1.6)
Increase due to higher transmission revenues driven by an increase in transmission rates	2.9	3.1
Other	(1.4)	0.9
Net change in income / (loss) from continuing operations before income tax	$(2.1)	$(4.3)

AES Ohio
For the three months ended June 30, 2022, AES Ohio's income before income tax of $7.3 million was lower by $1.8 million, or 20%, compared to the prior period income before income tax of $9.1 million, and, for the six months ended June 30, 2022, AES Ohio's income before income tax of $26.9 million was lower by $3.7 million, or 12%, compared to the prior period income before income tax of $30.6 million, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Decrease due to higher operation and maintenance expenses	$(2.0)	$(4.3)
Decrease due to higher taxes other than income taxes	(0.4)	(2.0)
Decrease due to higher depreciation and amortization from additional assets placed in service	(1.2)	(1.7)
Increase due to higher transmission revenues driven by an increase in transmission rates	2.8	3.1
Other	(1.0)	1.2
Net change in income before income tax	$(1.8)	$(3.7)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenues:
Retail	$158.7	$128.3	$30.4	23.7%	$329.5	$277.3	$52.2	18.8%
Wholesale	10.8	3.4	7.4	217.6%	18.3	8.2	10.1	123.2%
RTO ancillary	15.0	12.1	2.9	24.0%	30.1	27.0	3.1	11.5%
Capacity revenues	1.5	1.3	0.2	15.4%	3.3	2.2	1.1	50.0%
Miscellaneous revenues	4.9	3.0	1.9	63.3%	9.0	8.6	0.4	4.7%
Total revenues	190.9	148.1	42.8	28.9%	390.2	323.3	66.9	20.7%

Operating costs and expenses
Net fuel cost	—	0.1	(0.1)	(100.0)%	—	0.5	(0.5)	(100.0)%
Purchased power:
Purchased power	71.6	41.6	30.0	72.1%	137.7	102.6	35.1	34.2%
RTO charges	19.0	12.3	6.7	54.5%	43.7	22.8	20.9	91.7%
Net purchased power cost	90.6	53.9	36.7	68.1%	181.4	125.4	56.0	44.7%
Operation and maintenance	43.1	38.0	5.1	13.4%	83.9	72.8	11.1	15.2%
Depreciation and amortization	20.1	18.9	1.2	6.3%	39.6	38.0	1.6	4.2%
Taxes other than income taxes	21.2	20.7	0.5	2.4%	43.2	41.1	2.1	5.1%
Gain on disposal of business	—	—	—	—%	(0.6)	—	(0.6)	—%
Total operating costs and expenses	175.0	131.6	43.4	33.0%	347.5	277.8	69.7	25.1%

Operating income	15.9	16.5	(0.6)	(3.6)%	42.7	45.5	(2.8)	(6.2)%

Other expense, net:
Interest expense	(16.5)	(15.6)	(0.9)	5.8%	(32.0)	(31.2)	(0.8)	2.6%
Other income	—	0.6	(0.6)	(100.0)%	0.4	1.1	(0.7)	(63.6)%
Total other expense, net	(16.5)	(15.0)	(1.5)	10.0%	(31.6)	(30.1)	(1.5)	5.0%

Income / (loss) from continuing operations before income tax (a)	$(0.6)	$1.5	$(2.1)	(140.0)%	$11.1	$15.4	$(4.3)	(27.9)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2022	2021	change	% change	2022	2021	change	% change
Actual
Heating degree-days	517	577	(60)	(10)%	3,273	3,254	19	0.6%
Cooling degree-days	382	381	1	—%	382	381	1	0.3%

30-year average (b)
Heating degree-days	554	559			3,390	3,392
Cooling degree-days	307	300			309	302

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2022	2021	change	% change	2022	2021	change	% change
Retail electric sales (b)
Residential	1,193	1,159	34	2.9%	2,764	2,689	75	2.8%
Commercial	887	853	34	4.0%	1,754	1,687	67	4.0%
Industrial	928	925	3	0.3%	1,822	1,791	31	1.7%
Governmental	292	290	2	0.7%	576	569	7	1.2%
Other	10	4	6	150.0%	15	9	6	66.7%
Total retail electric sales	3,310	3,231	79	2.4%	6,931	6,745	186	2.8%
Wholesale electric sales (c)	138	109	29	26.6%	277	255	22	8.6%
Total electric sales	3,448	3,340	108	3.2%	7,208	7,000	208	3.0%

Billed electric customers (end of period)					535,247	532,152	3,095	0.6%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 998 kWh and 2,220 kWh and 799 kWh and 1,869 kWh for the three and six months ended June 30, 2022 and 2021, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended June 30, 2022 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(quarter to date)
8.0%
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
Percentage Change
0.0%
2.9%
(2.4)%
4.0%
1.7%
0.3%
6.8%
2.7%
0.4%
2.4%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2022 vs. 2021 Weather-normalized QTD
2022 vs. 2021 Actual QTD

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the six months ended June 30, 2022 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Six months ended)
8.0%
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
Percentage Change
1.8%
2.8%
(0.4)%
4.0%
2.5%
1.7%
4.2%
2.2%
1.6%
2.8%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2022 vs. 2021 Weather-normalized YTD
2022 vs. 2021 Actual YTD

During the three months ended June 30, 2022, Revenues increased $42.8 million to $190.9 million compared to $148.1 million in the same period of the prior year, and, during the six months ended June 30, 2022, Revenues increased $66.9 million to $390.2 million compared to $323.3 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Retail
Rate
Increase due to the TCRR Rider	$6.9	$21.9
Increase in Competitive Bid Revenue Rate Rider	16.9	18.7
Other	(1.6)	(3.3)
Net change in retail rate	22.2	37.3

Volume
Net increase in demand primarily due to favorable weather and higher weather-normalized demand	7.9	15.4

Other miscellaneous	0.3	(0.5)
Total retail change	30.4	52.2

Wholesale
Increase primarily due to higher rates and volumes at OVEC	7.4	10.1

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates in the current year	3.1	4.2

Other
Miscellaneous revenues	1.9	0.4
Net change in Revenues	$42.8	$66.9

DPL – Net Purchased Power
During the three months ended June 30, 2022, Net purchased power increased $36.7 million to $90.6 million compared to $53.9 million in the same period of the prior year, and, during the six months ended June 30, 2022, Net purchased power increased $56.0 million to $181.4 million compared to $125.4 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Net purchased power
Purchased power
Rate
Increase primarily due to pricing in the competitive bid process and higher OVEC rates	$21.3	$19.0
Volume
Increase primarily due to higher retail load served primarily driven by weather	8.7	16.1
Total purchased power change	30.0	35.1

RTO charges
Increase primarily due to higher TCRR rates	6.7	20.9
Net change in purchased power	$36.7	$56.0

DPL – Operation and Maintenance
During the three and six months ended June 30, 2022, Operation and maintenance expense increased $5.1 million and $11.1 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$1.4	$3.0
Increase in charges from Service Company	1.2	1.8
Increase in Smart Grid R&D amortization (a)	1.2	1.7
Increase / (decrease) in TCRR costs (a)	(0.1)	1.1
Increase in Smart Grid stipulation amortization	0.4	0.9
Increase in deferred storm costs (a)	0.7	0.7
Other, net	0.3	1.9
Net change in operation and maintenance expense	$5.1	$11.1

(a)    There is a corresponding offset in Revenues associated with these costs.

DPL – Depreciation and Amortization
During the three and six months ended June 30, 2022, Depreciation and amortization increased $1.2 million and $1.6 million, respectively, compared to the same periods in the prior year primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2022, Taxes other than income taxes increased $0.5 million and $2.1 million, respectively, compared to the same periods in the prior year. The increases were primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Income Tax Expense / (Benefit) From Continuing Operations
Income tax benefit was $0.8 million during the three months ended June 30, 2022 compared to income tax expense of $0.9 million during the three months ended June 30, 2021. The change was primarily due to a loss from continuing operations before income tax in the current period as compared to income from continuing operations before income tax in the same period in the prior year.

Income tax benefit was $4.5 million during the six months ended June 30, 2022 compared to income tax expense of $0.6 million during the six months ended June 30, 2021. The change was primarily due to a lower estimated effective tax rate in the current year versus the prior year as a result of the reversal of excess deferred items as a percentage of pre-tax book income.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Utility	$7.3	$9.1	$26.9	$30.6
Other	(7.9)	(7.6)	(15.8)	(15.2)
Income / (loss) from continuing operations before income tax (a)	$(0.6)	$1.5	$11.1	$15.4

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

RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenues:
Retail	$158.7	$128.3	$30.4	23.7%	$329.5	$277.3	$52.2	18.8%
Wholesale	11.0	3.6	7.4	205.6%	18.7	8.6	10.1	117.4%
RTO ancillary	14.9	12.1	2.8	23.1%	30.0	26.9	3.1	11.5%
Capacity revenues	1.5	1.3	0.2	15.4%	3.3	2.2	1.1	50.0%
Miscellaneous revenues	2.6	0.6	2.0	333.3%	4.2	3.7	0.5	13.5%
Total revenues	188.7	145.9	42.8	29.3%	385.7	318.7	67.0	21.0%

Operating costs and expenses
Net fuel cost	—	0.1	(0.1)	(100.0)%	—	0.5	(0.5)	(100.0)%
Purchased power:
Purchased power	71.5	41.6	29.9	71.9%	137.6	102.6	35.0	34.1%
RTO charges	18.8	12.0	6.8	56.7%	43.2	22.2	21.0	94.6%
Net purchased power cost	90.3	53.6	36.7	68.5%	180.8	124.8	56.0	44.9%
Operation and maintenance	42.9	37.7	5.2	13.8%	83.1	72.3	10.8	14.9%
Depreciation and amortization	19.7	18.5	1.2	6.5%	38.9	37.2	1.7	4.6%
Taxes other than income taxes	21.1	20.7	0.4	1.9%	43.0	41.0	2.0	4.9%
Gain on disposal of business	—	—	—	—%	(0.6)	—	(0.6)	—%
Total operating costs and expenses	174.0	130.6	43.4	33.2%	345.2	275.8	69.4	25.2%

Operating income	14.7	15.3	(0.6)	(3.9)%	40.5	42.9	(2.4)	(5.6)%

Other expense, net:
Interest expense	(6.8)	(6.0)	(0.8)	13.3%	(12.7)	(12.0)	(0.7)	5.8%
Other expense	(0.6)	(0.2)	(0.4)	200.0%	(0.9)	(0.3)	(0.6)	200.0%
Total other expense, net	(7.4)	(6.2)	(1.2)	19.4%	(13.6)	(12.3)	(1.3)	10.6%

Income before income tax (a)	$7.3	$9.1	$(1.8)	(19.8)%	$26.9	$30.6	$(3.7)	(12.1)%

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

During the three months ended June 30, 2022, Revenues increased $42.8 million to $188.7 million compared to $145.9 million in the same period of the prior year, and, during the six months ended June 30, 2022, Revenues increased $67.0 million to $385.7 million compared to $318.7 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Retail
Rate
Increase due to the TCRR Rider	$6.9	$21.9
Increase in Competitive Bid Revenue Rate Rider	16.9	18.7
Other	(1.6)	(3.3)
Net change in retail rate	22.2	37.3

Volume
Net increase in demand primarily due to favorable weather and higher weather-normalized demand	7.9	15.4

Other miscellaneous	0.3	(0.5)
Total retail change	30.4	52.2

Wholesale
Increase primarily due to higher rates and volumes at OVEC	7.4	10.1

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates in the current year	3.0	4.2

Other
Miscellaneous revenues	2.0	0.5
Net change in revenues	$42.8	$67.0

AES Ohio – Net Purchased Power
During the three months ended June 30, 2022, net purchased power increased $36.7 million to $90.3 million compared to $53.6 million in the same period of the prior year, and, during the six months ended June 30, 2022, net purchased power increased $56.0 million to $180.8 million compared to $124.8 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Net purchased power
Purchased power
Rate
Increase primarily due to pricing in the competitive bid process and higher OVEC rates	$21.2	$18.9
Volume
Increase primarily due to higher retail load served primarily driven by weather	8.7	16.1
Total purchased power change	29.9	35.0

RTO charges
Increase primarily due to higher TCRR rates	6.8	21.0
Net change in purchased power	$36.7	$56.0

AES Ohio – Operation and Maintenance
During the three and six months ended June 30, 2022, Operation and Maintenance expense increased $5.2 million and $10.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	1.4	$3.0
Increase in charges from Service Company	1.2	1.8
Increase in Smart Grid R&D amortization (a)	1.2	1.7
Increase / (decrease) in TCRR costs (a)	(0.1)	1.1
Increase in Smart Grid stipulation amortization	0.4	0.9
Increase in deferred storm costs (a)	0.7	0.7
Other, net	0.4	1.6
Net change in operation and maintenance expense	$5.2	$10.8

(a)    There is a corresponding offset in Revenues associated with these costs.

AES Ohio – Depreciation and Amortization
During the three and six months ended June 30, 2022, Depreciation and amortization increased $1.2 million and $1.7 million, respectively, compared to the same periods in the prior year primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2022, Taxes other than income taxes increased $0.4 million and $2.0 million, respectively, compared to the same periods in the prior year. The increases were primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Income Tax Expense
During the three and six months ended June 30, 2022, Income tax expense decreased $0.5 million and $1.0 million, respectively, compared to the same periods in the prior year primarily due to a decrease in the effective tax rate and lower income before income tax in the current year.

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

The COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers but has recovered. While we have continued to experience some COVID-19 impacts into 2022, such impacts have not been material nor do we expect they will be material, particularly if reduced social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods. Also see Item 1A.—Risk Factors of our Form 10-K.

We have not had nor do we expect to have a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. We also have not experienced any material credit-related impacts due to the COVID-19 pandemic, but continue to monitor and manage our credit exposures in a prudent manner.

Capital Projects - Our construction projects have experienced some indications of delays and price increases; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

Macroeconomic and Political
Reference Rate Reform - As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intended to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We hold debt that references LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), we have established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of our existing agreements include provisions designed to facilitate an orderly transition from LIBOR. To the extent that the terms of the credit agreements do not align following the cessation of LIBOR rates, we will seek to negotiate contract amendments with counterparties.

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

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K and Form 10-Q previously filed with the SEC during 2022 describe other regulatory matters which have not materially changed since those filings. See Part I, Item 1, Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements for further information regarding regulatory matters.

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
Regulation of CCR - On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (CCR Rule). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act"), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that they will implement a phased approach to amending the CCR Rule. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. The EPA has indicated that they will implement a phased approach to amending the CCR rule, which is ongoing. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC. The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released pre-publication versions of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek. On the same day, EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. On July 12, 2022, the EPA released prepublication determinations regarding two CCR Part A Rule demonstrations. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.

CAPITAL RESOURCES AND LIQUIDITY

DPL and AES Ohio had unrestricted cash and cash equivalents of $60.3 million and $44.9 million, respectively, as of June 30, 2022. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,552.7 million and $722.1 million, respectively.

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

On June 1, 2022, AES Ohio re-issued $140.0 million of tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Revenue Refunding Bonds that had been held in trust, Series 2015A&B. AES Ohio re-issued $140.0 million aggregate principal amount of first mortgage bonds to the OAQDA in two series: $100.0 million Series 2015A bonds at an interest rate of 4.25% and $40.0 million Series 2015B at an interest rate of 4.00% to secure the loan of proceeds from these bonds issued by the OAQDA. These bonds are subject to a mandatory put date of June 1, 2027.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Six months ended June 30,
$ in millions	2022	2021
Net cash provided by operating activities	$51.9	$16.7
Net cash used in investing activities	(142.2)	(105.0)
Net cash provided by financing activities	124.0	79.6
Net change	33.7	(8.7)
Balance at beginning of period	26.7	25.5
Cash, cash equivalents, and restricted cash at end of period	$60.4	$16.8

DPL – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income	$15.6	$14.0	$1.6
Depreciation and amortization	39.6	38.0	1.6
Deferred income taxes	(1.1)	4.6	(5.7)
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	53.5	56.6	(3.1)
Net change in operating assets and liabilities	(1.6)	(39.9)	38.3
Net cash provided by (used in) operating activities	$51.9	$16.7	$35.2

The net change in operating assets and liabilities during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 was driven by the following:

$ in millions	$ Change
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	$18.9
Increase from accrued and other current liabilities primarily due to customer and supplier deposits	16.6
Increase from accrued taxes payable / receivable primarily due to timing of property tax payments in the current year	11.5
Decrease from accounts receivable primarily due to timing of collections	(18.0)
Other	9.3
Net increase in cash from changes in operating assets and liabilities	$38.3

DPL – Net cash from investing activities
Net cash used in investing activities increased $37.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(39.0)
Lower cost of removal payments	1.1
Other	0.7
Net change in investing activities	$(37.2)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $44.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by the following:

$ in millions	$ Change
Increase due to re-issuance of tax-exempt OAQDA bonds	$140.0
Decrease due to net repayments of borrowings from revolving credit facilities	(95.0)
Other	(0.6)
Net change in financing activities	$44.4

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Six months ended June 30,
$ in millions	2022	2021
Net cash provided by operating activities	$66.5	$32.6
Net cash used in investing activities	(141.0)	(102.3)
Net cash provided by financing activities	105.0	62.8
Net change	30.5	(6.9)
Balance at beginning of period	14.5	11.8
Cash, cash equivalents, and restricted cash at end of period	$45.0	$4.9

AES Ohio – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income	$24.2	$26.9	$(2.7)
Depreciation and amortization	38.9	37.2	1.7
Deferred income taxes	1.9	3.7	(1.8)
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	64.4	67.8	(3.4)
Net change in operating assets and liabilities	2.1	(35.2)	37.3
Net cash provided by operating activities	$66.5	$32.6	$33.9

The net change in operating assets and liabilities during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was driven by the following:

$ in millions	$ Change
Increase from deferred regulatory costs, net primarily due to higher TCRR rates in the current year	$18.9
Increase from accrued and other current liabilities primarily due to customer and supplier deposits	16.5
Increase from accrued taxes payable / receivable primarily due to timing of property tax payments in the current year	10.1
Decrease from accounts receivable primarily due to timing of collections	(18.3)
Other	10.1
Net increase in cash from changes in operating assets and liabilities	$37.3

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $38.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(39.5)
Lower cost of removal payments	1.2
Other	(0.4)
Net change in investing activities	$(38.7)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $42.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by the following:

$ in millions	$ Change
Increase due to re-issuance of tax-exempt OAQDA bonds	$140.0
Decrease due to net repayments of borrowings from revolving credit facilities	(80.0)
Higher distributions to DPL	(17.0)
Other	$(0.8)
Net change in financing activities	$42.2

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

At June 30, 2022, AES Ohio and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2022
AES Ohio	Revolving	June 2024	$175.0	$175.0
DPL	Revolving	June 2023	90.0	40.0
			$265.0	$215.0

The AES Ohio Credit Agreement is an unsecured revolving credit facility with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides AES Ohio the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. As of June 30, 2022, there were $0.0 million in borrowings under the facility, with the remaining $175.0 million available to AES Ohio.

The DPL Credit Agreement is a secured revolving credit facility with a syndicated bank group with a borrowing limit of $90.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in AES Ohio. The facility expires in June 2023. As of June 30, 2022, there were no letter of credits outstanding and $50.0 million in borrowings, with the remaining $40.0 million available to DPL.

Capital Requirements
Our capital expenditure program, including development and permitting costs, for the three-year period from 2022 through 2024 is currently estimated to cost up to $767.0 million, and includes estimates as follows:

$ in millions	2022	2023	2024	For the three-year period from 2022 through 2024
Distribution-related additions, improvements and extensions (a)	$86.0	$107.0	$108.0	$301.0
Transmission-related additions and improvements	86.0	69.0	95.0	250.0
Smart Grid improvements and additions	54.0	69.0	54.0	177.0
Other	15.0	8.0	5.0	28.0
Total for AES Ohio	241.0	253.0	262.0	756.0

Other subsidiaries	3.0	5.0	3.0	11.0
Total for DPL	$244.0	$258.0	$265.0	$767.0

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

Long-term debt covenants
For information regarding our long-term debt covenants, see Part I, Item 1, Note 5 – Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 4 – Debt of Notes to AES Ohio's Condensed Financial Statements.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 8 – Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 7 – Commitments and Contingencies of Notes to AES Ohio's Condensed Financial Statements.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2021 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2022.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the quarter ended March 31, 2022, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

As part of the filing of this Quarterly Report on Form 10-Q, we are further revising, clarifying and supplementing a risk factor from our Form 10-K. The risk factor below should be considered together with the other risk factors described in our Form 10-K:

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

DPL Inc.
(Registrant)

Date:	August 4, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	August 4, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 4, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	August 4, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)