Form 10-Q
period 2022-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2022-11-04
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9052
DPL Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1163136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 Woodman Drive
Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(937) 259-7215

Commission File Number 1-2385

THE DAYTON POWER AND LIGHT COMPANY
(Exact name of registrant as specified in its charter)
d/b/a AES Ohio

Ohio	31-0258470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 Woodman Drive
Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(937) 259-7215

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of November 3, 2022, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended September 30, 2022

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$175.0 million AES Ohio Amended and Restated Credit Agreement, dated as of June 19, 2019
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - the congressional act passed in November 2021
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
DPL	DPL Inc. and its consolidated subsidiaries
DPL Credit Agreement	$85.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
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

MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
NOx	Nitrogen Oxide - an air pollutant regulated by the NAAQS under the CAA
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio

GLOSSARY OF TERMS (cont.)

Term	Definition
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
U.S.	United States of America
USD	U.S. dollar
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K and Item 1A - Risk Factors to Part II of this quarterly report and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2022 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Revenues	$262.1	$188.2	$652.3	$511.5

Operating costs and expenses
Net fuel cost	—	—	—	0.5
Net purchased power cost	180.2	83.9	361.6	209.3
Operation and maintenance	48.8	40.1	132.7	112.9
Depreciation and amortization	20.0	18.9	59.6	56.9
Taxes other than income taxes	20.4	21.0	63.6	62.1
Gain on disposal of business	—	—	(0.6)	—
Total operating costs and expenses	269.4	163.9	616.9	441.7

Operating income / (loss)	(7.3)	24.3	35.4	69.8

Other expense, net:
Interest expense	(18.1)	(15.8)	(50.1)	(47.0)
Other income / (expense)	1.6	(0.8)	2.0	0.3
Total other expense, net	(16.5)	(16.6)	(48.1)	(46.7)

Income / (loss) from continuing operations before income tax	(23.8)	7.7	(12.7)	23.1

Income tax benefit from continuing operations	(4.1)	(0.8)	(8.6)	(0.2)

Net income / (loss) from continuing operations	(19.7)	8.5	(4.1)	23.3

Discontinued operations (Note 11):
Loss from discontinued operations before income tax	—	—	—	(1.0)
Income tax benefit from discontinued operations	—	—	—	(0.2)
Net loss from discontinued operations	—	—	—	(0.8)

Net income / (loss)	$(19.7)	$8.5	$(4.1)	$22.5
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Net income / (loss)	$(19.7)	$8.5	$(4.1)	$22.5
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.0, $0.2 and $0.1 for each respective period	(0.1)	(0.2)	(0.5)	(0.6)
Total derivative activity	(0.1)	(0.2)	(0.5)	(0.6)
Pension and postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1), $(0.1), $(0.2) and $(0.4) for each respective period	0.2	0.5	0.7	1.5
Total change in unfunded pension and postretirement obligations	0.2	0.5	0.7	1.5

Other comprehensive income	0.1	0.3	0.2	0.9

Comprehensive income / (loss)	$(19.6)	$8.8	$(3.9)	$23.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44.3	$26.6
Accounts receivable, net of allowance for credit losses of $0.4 and $0.3, respectively (Note 1)	89.6	71.5
Inventories	20.9	14.4
Taxes applicable to subsequent years	20.3	83.1
Regulatory assets, current	27.2	24.5
Taxes receivable	3.6	2.7
Prepayments and other current assets	11.4	7.6
Total current assets	217.3	230.4

Property, plant & equipment:
Property, plant & equipment	2,120.9	1,990.4
Less: Accumulated depreciation and amortization	(483.5)	(464.0)
	1,637.4	1,526.4
Construction work in process	183.5	174.4
Total net property, plant & equipment	1,820.9	1,700.8

Other non-current assets:
Regulatory assets, non-current	134.9	176.8
Intangible assets, net of amortization	50.1	33.7
Other non-current assets	29.8	30.1
Total other non-current assets	214.8	240.6

Total assets	$2,253.0	$2,171.8

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$100.2	$65.2
Accounts payable	94.2	111.0
Accrued taxes	91.4	85.1
Accrued interest	20.4	15.3
Customer and supplier deposits	15.5	15.0
Regulatory liabilities, current	38.1	14.6
Accrued and other current liabilities	17.0	17.1
Total current liabilities	376.8	323.3

Non-current liabilities:
Long-term debt (Note 5)	1,535.4	1,395.3
Deferred income taxes	184.1	187.9
Taxes payable	0.4	83.6
Regulatory liabilities, non-current	217.9	229.3
Accrued pension and other post-retirement benefits	53.1	62.3
Other non-current liabilities	10.6	11.5
Total non-current liabilities	2,001.5	1,969.9

Commitments and contingencies (Note 8)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,601.3	2,601.3
Accumulated other comprehensive loss	(4.6)	(4.8)
Accumulated deficit	(2,722.0)	(2,717.9)
Total common shareholder's deficit	(125.3)	(121.4)

Total liabilities and shareholder's deficit	$2,253.0	$2,171.8
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2022	2021
Cash flows from operating activities:
Net income / (loss)	$(4.1)	$22.5
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	59.6	56.9
Deferred income taxes	(10.7)	2.3
Gain on disposal of business	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(18.0)	1.5
Inventories	(6.5)	(3.6)
Taxes applicable to subsequent years	62.9	58.6
Deferred regulatory costs, net	55.4	5.1
Prepayments and other current assets	(3.9)	(4.4)
Other non-current assets	5.9	(4.8)
Accounts payable	(5.7)	7.1
Accrued taxes payable / receivable	(77.8)	(75.5)
Accrued interest	5.1	2.4
Accrued and other current liabilities	0.6	(1.6)
Accrued pension and other post-retirement benefits	(9.2)	(12.2)
Other	(1.0)	2.2
Net cash provided by operating activities	52.0	56.5
Cash flows from investing activities:
Capital expenditures	(193.0)	(144.5)
Cost of removal payments	(14.7)	(13.8)
Payments on disposal and sale of business interests	—	(1.2)
Other investing activities, net	(0.1)	(0.7)
Net cash used in investing activities	(207.8)	(160.2)
Cash flows from financing activities:
Payments of deferred financing costs	(1.5)	(0.2)
Issuance of long-term debt	140.0	—
Borrowings from revolving credit facilities	185.0	120.0
Repayment of borrowings from revolving credit facilities	(150.0)	—
Net cash provided by financing activities	173.5	119.8
Cash, cash equivalents, and restricted cash:
Net change	17.7	16.1
Balance at beginning of period	26.7	25.5
Cash, cash equivalents, and restricted cash at end of period	$44.4	$41.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$41.3	$41.5
Non-cash investing activities:
Accruals for capital expenditures	$31.4	$15.1

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net comprehensive income				0.1	15.4	15.5
Balance, March 31, 2022	1	—	2,601.3	(4.7)	(2,702.5)	(105.9)
Net comprehensive income				—	0.2	0.2
Balance, June 30, 2022	1	—	2,601.3	(4.7)	(2,702.3)	(105.7)
Net comprehensive loss				0.1	(19.7)	(19.6)
Balance, September 30, 2022	1	$—	$2,601.3	$(4.6)	$(2,722.0)	$(125.3)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net comprehensive income				0.3	13.6	13.9
Balance, March 31, 2021	1	—	2,468.8	(12.0)	(2,726.4)	(269.6)
Net comprehensive income				0.3	0.4	0.7
Balance, June 30, 2021	1	—	2,468.8	(11.7)	(2,726.0)	(268.9)
Net comprehensive income				0.3	8.5	8.8
Balance, September 30, 2021	1	$—	$2,468.8	$(11.4)	$(2,717.5)	$(260.1)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2022 and 2021

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

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's deficit, and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2022	December 31, 2021
Cash and cash equivalents	$44.3	$26.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$44.4	$26.7

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
$ in millions	2022	2021
Accounts receivable, net:
Customer receivables	$66.0	$42.3
Unbilled revenue	15.0	19.2
Amounts due from affiliates	4.6	3.1
Due from PJM transmission enhancement settlement	1.7	1.7
Other	2.7	5.5
Allowance for credit losses	(0.4)	(0.3)
Total accounts receivable, net	$89.6	$71.5

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$1.4	$(2.1)	$0.8	$0.4
2021	$2.8	$(0.4)	$(2.6)	$1.1	$0.9

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories
Inventories consist of materials and supplies as of September 30, 2022 and December 31, 2021.

Accumulated other comprehensive loss
The amounts reclassified out of AOCL by component during the three and nine months ended September 30, 2022 and 2021 are as follows:

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2022	2021	2022	2021
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.2)	$(0.2)	$(0.7)	$(0.7)
	Income tax effect	0.1	—	0.2	0.1
	Net of income taxes	(0.1)	(0.2)	(0.5)	(0.6)

Amortization of defined benefit pension items (Note 7):
	Other expense	0.3	0.6	0.9	1.9
	Income tax effect	(0.1)	(0.1)	(0.2)	(0.4)
	Net of income taxes	0.2	0.5	0.7	1.5

Total reclassifications for the period, net of income taxes		$0.1	$0.3	$0.2	$0.9

The changes in the components of AOCL during the nine months ended September 30, 2022 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance as of January 1, 2022	$12.8	$(17.6)	$(4.8)

Amounts reclassified from AOCL to earnings	(0.5)	0.7	0.2

Balance as of September 30, 2022	$12.3	$(16.9)	$(4.6)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Excise taxes collected	$13.0	$13.5	$37.6	$37.7

New Accounting Pronouncements Adopted in 2022
The following table provides a brief description of recent accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s financial statements.

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

Electric Security Plan
AES Ohio is currently operating pursuant to ESP 1. On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge would continue as part of ESP 4. The plan requires PUCO approval.

Regulatory Assets and Liabilities
AES Ohio had recorded a $0.9 million regulatory asset as of December 31, 2021 relating to certain cost and revenue impacts offset by related savings of the COVID-19 pandemic, in accordance with AES Ohio’s application approved by the PUCO. During the third quarter of 2022, AES Ohio decided it will not seek recovery in a future rate proceeding and, thus, wrote off this $0.9 million deferral.

Additionally, during the third quarter of 2022, AES Ohio recorded a $28.9 million reduction in regulatory assets as a charge to "Net purchased power cost" in the Condensed Consolidated Statements of Operations in accordance with the provisions of ASC 980 "Regulated Operations."

3. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company's assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.4) million and $(0.1) million during the three months ended September 30, 2022 and 2021, respectively, and $(2.0) million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in "Other income / (expense)" in our Condensed Consolidated Statements of Operations.

Recurring Fair Value Measurements
The following table presents the fair value, carrying value and cost of our non-derivative instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	1.8	3.6	1.9	5.1
Debt securities	3.7	3.2	3.8	3.9
Total	$5.9	$7.2	$6.1	$9.4

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Condensed Consolidated Balance Sheets at their gross fair value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2022 or 2021.

The fair value of assets and liabilities as of September 30, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value as of September 30, 2022				Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4
Equity securities	—	3.6	—	3.6	—	5.1	—	5.1
Debt securities	—	3.2	—	3.2	—	3.9	—	3.9
Total assets	$0.4	$6.8	$—	$7.2	$0.4	$9.0	$—	$9.4

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of September 30, 2022				Carrying Amount	Fair value as of December 31, 2021
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,535.6	$—	$1,346.0	$17.1	$1,363.1	$1,395.5	$—	$1,502.5	$17.2	$1,519.7

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

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$12.4	$13.2	$12.8	$13.6
Net gains reclassified to earnings
Interest expense	(0.1)	(0.2)	(0.5)	(0.6)
Ending accumulated derivative gains in AOCL	$12.3	$13.0	$12.3	$13.0

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. DEBT

Long-term debt
The following table presents our long-term debt:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2022	2021
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	—
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	—
U.S. Government note	4.20%	2061	17.1	17.2
Unamortized deferred financing costs			(6.8)	(5.4)
Unamortized debt discounts, net			(2.4)	(2.5)
Total long-term debt at AES Ohio			712.9	574.3
DPL Inc. debt
Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(7.1)	(8.6)
Unamortized debt discounts, net			(0.8)	(0.8)
Total DPL consolidated long-term debt			1,535.6	1,395.5
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,535.4	$1,395.3

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
(c)Note payable to related party.

Lines of credit
As of September 30, 2022 and December 31, 2021, the DPL Credit Agreement had outstanding borrowings of $45.0 million and $65.0 million, respectively. As of September 30, 2022 and December 31, 2021, the AES Ohio Credit Agreement had outstanding borrowings of $55.0 million and $0.0 million, respectively.

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

Long-term debt covenants and restrictions
The DPL Credit Agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters of $130.0 million is required, stepping up to $150.0 million on December 31, 2022. As of September 30, 2022, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.75 to 1.00, and steps up to 2.00 to 1.00 as of December 31, 2022. As of September 30, 2022, DPL was in compliance with this financial covenant.

The DPL Credit Agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of September 30, 2022, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Starting with the quarter ended September 30, 2021, the borrowing limit on the DPL Credit Agreement will be reduced by $5.0 million per quarter should the Total Debt to EBITDA ratio for the period of four consecutive quarters exceed 7.00 to 1.00. As of September 30, 2022, DPL exceeded this ratio and the borrowing limit was reduced from $90.0 million to $85.0 million.

The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2022, AES Ohio was in compliance with this financial covenant.

As of September 30, 2022, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 17.2% and 67.7% for the three and nine months ended September 30, 2022, respectively, as compared to (10.4)% and (1.8)% for the three and nine months ended September 30, 2021, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.1% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss.

DPL's income tax expense for the nine months ended September 30, 2022 was calculated using the estimated annual effective income tax rate for 2022 of 69.8% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plan.

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2022 and 2021 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Service cost	$1.2	$1.2	$3.7	$3.4
Interest cost	2.4	2.1	7.2	6.1
Expected return on plan assets	(4.0)	(3.8)	(11.9)	(11.2)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.8	0.6
Actuarial loss	1.4	2.2	4.1	6.8
Net periodic benefit cost	$1.3	$1.9	$3.9	$5.7

The components of net periodic (benefit) / cost other than service cost are included in "Other income / (expense)" in the Condensed Consolidated Statements of Operations.

There were $7.5 million and $9.8 million in employer contributions during the nine months ended September 30, 2022 and 2021, respectively.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.4 million and $8.9 million as of September 30, 2022 and December 31, 2021, respectively, were not material to the financial statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2022, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment;

climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2022.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of $1,099.9 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

9. BUSINESS SEGMENTS

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1 – Overview and Summary of Significant Accounting Policies for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2022
Revenues from external customers	$259.7	$2.4	$—	$262.1
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$259.9	$3.2	$(1.0)	$262.1

Depreciation and amortization	$19.8	$0.2	$—	$20.0
Interest expense	$8.4	$9.7	$—	$18.1
Loss from continuing operations before income tax	$(15.6)	$(8.2)	$—	$(23.8)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2021
Revenues from external customers	$185.9	$2.3	$—	$188.2
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$186.1	$3.1	$(1.0)	$188.2

Depreciation and amortization	$18.6	$0.3	$—	$18.9
Interest expense	$6.1	$9.7	$—	$15.8
Income / (loss) from continuing operations before income tax	$16.1	$(8.4)	$—	$7.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2022
Revenues from external customers	$645.0	$7.3	$—	$652.3
Intersegment revenues	0.6	2.6	(3.2)	—
Total revenues	$645.6	$9.9	$(3.2)	$652.3

Depreciation and amortization	$58.7	$0.9	$—	$59.6
Interest expense	$21.1	$29.0	$—	$50.1
Income / (loss) from continuing operations before income tax	$11.3	$(24.0)	$—	$(12.7)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2021
Revenues from external customers	$504.2	$7.3	$—	$511.5
Intersegment revenues	0.6	2.6	(3.2)	—
Total revenues	$504.8	$9.9	$(3.2)	$511.5

Depreciation and amortization	$55.8	$1.1	$—	$56.9
Interest expense	$18.1	$28.9	$—	$47.0
Income / (loss) from continuing operations before income tax	$46.7	$(23.6)	$—	$23.1

Total Assets	September 30, 2022	December 31, 2021
Utility	$2,234.7	$2,162.6
All Other (a)	18.3	9.2
DPL Consolidated	$2,253.0	$2,171.8

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

DPL's revenue from contracts with customers was $259.6 million and $187.5 million for the three months ended September 30, 2022 and 2021, respectively, and $645.6 million and $507.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2022 and 2021:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$147.0	$—	$—	$147.0
Commercial revenue	50.5	—	—	50.5
Industrial revenue	20.6	—	—	20.6
Governmental revenue	6.2	—	—	6.2
Other (a)	3.0	—	—	3.0
Total retail revenue from contracts with customers	227.3	—	—	227.3
Wholesale revenue
Wholesale revenue from contracts with customers	13.4	—	(0.2)	13.2
RTO ancillary revenue	16.2	—	—	16.2
Capacity revenue	0.5	—	—	0.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	2.5	0.8	(0.8)	2.5
Total revenues	$259.9	$3.2	$(1.0)	$262.1

	Three Months Ended September 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$103.3	$—	$—	$103.3
Commercial revenue	35.0	—	—	35.0
Industrial revenue	16.0	—	—	16.0
Governmental revenue	7.0	—	—	7.0
Other (a)	2.9	—	—	2.9
Total retail revenue from contracts with customers	164.2	—	—	164.2
Wholesale revenue
Wholesale revenue from contracts with customers	6.8	—	(0.2)	6.6
RTO ancillary revenue	12.5	—	—	12.5
Capacity revenue	1.8	—	—	1.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	0.8	0.7	(0.8)	0.7
Total revenues	$186.1	$3.1	$(1.0)	$188.2

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Nine months ended September 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$350.6	$—	$—	$350.6
Commercial revenue	123.5	—	—	123.5
Industrial revenue	55.4	—	—	55.4
Governmental revenue	18.2	—	—	18.2
Other (a)	9.1	—	—	9.1
Total retail revenue from contracts with customers	556.8	—	—	556.8
Wholesale revenue
Wholesale revenue from contracts with customers	32.1	—	(0.6)	31.5
RTO ancillary revenue	46.2	0.1	—	46.3
Capacity revenue	3.8	—	—	3.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.2	—	7.2
Other miscellaneous revenue	6.7	2.6	(2.6)	6.7
Total revenues	$645.6	$9.9	$(3.2)	$652.3

	Nine months ended September 30, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$279.3	$—	$—	$279.3
Commercial revenue	90.5	—	—	90.5
Industrial revenue	42.4	—	—	42.4
Governmental revenue	19.9	—	—	19.9
Other (a)	9.4	—	—	9.4
Total retail revenue from contracts with customers	441.5	—	—	441.5
Wholesale revenue
Wholesale revenue from contracts with customers	15.4	—	(0.6)	14.8
RTO ancillary revenue	39.4	0.1	—	39.5
Capacity revenue	4.0	—	—	4.0
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.2	—	7.2
Other miscellaneous revenue	4.5	2.6	(2.6)	4.5
Total revenues	$504.8	$9.9	$(3.2)	$511.5

(a)    "Other" primarily includes operation and maintenance service revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $81.0 million and $61.5 million as of September 30, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

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

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the period indicated:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2021	2021
Revenues	$—	$1.4
Operating costs and other expenses	—	(2.4)
Loss from discontinued operations before income tax	—	(1.0)
Income tax benefit from discontinued operations	—	(0.2)
Net loss from discontinued operations	$—	$(0.8)

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. For the three and nine months ended September 30, 2021, cash flows from operating activities for discontinued operations were $0.4 million and $0.4 million, respectively. For the three and nine months ended September 30, 2021, cash flows from investing activities for discontinued operations were $(0.4) million and $(1.2) million, respectively.

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

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Revenues	$259.9	$186.1	$645.6	$504.8

Operating costs and expenses
Net fuel cost	—	—	—	0.5
Net purchased power cost	179.8	83.7	360.6	208.5
Operation and maintenance	48.2	39.3	131.3	111.6
Depreciation and amortization	19.8	18.6	58.7	55.8
Taxes other than income taxes	20.4	21.0	63.4	62.0
Gain on disposal of business	—	—	(0.6)	—
Total operating costs and expenses	268.2	162.6	613.4	438.4

Operating income / (loss)	(8.3)	23.5	32.2	66.4

Other expense, net:
Interest expense	(8.4)	(6.1)	(21.1)	(18.1)
Other income / (expense)	1.1	(1.3)	0.2	(1.6)
Total other expense, net	(7.3)	(7.4)	(20.9)	(19.7)

Income / (loss) before income tax	(15.6)	16.1	11.3	46.7

Income tax expense / (benefit)	(5.5)	2.7	(2.8)	6.4

Net income / (loss)	$(10.1)	$13.4	$14.1	$40.3
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Net income / (loss)	$(10.1)	$13.4	$14.1	$40.3
Pension and postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2), $(0.3), $(0.6) and $(0.9) for each respective period	0.6	1.0	2.0	2.9
Total change in unfunded pension and postretirement obligations	0.6	1.0	2.0	2.9

Other comprehensive income	0.6	1.0	2.0	2.9

Comprehensive income / (loss)	$(9.5)	$14.4	$16.1	$43.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27.6	$14.4
Accounts receivable, net of allowance for credit losses of $0.4 and $0.3, respectively (Note 1)	89.6	71.9
Inventories	20.9	14.4
Taxes applicable to subsequent years	20.2	83.0
Regulatory assets, current	27.2	24.5
Taxes receivable	24.9	28.1
Prepayments and other current assets	12.6	8.0
Total current assets	223.0	244.3

Property, plant & equipment:
Property, plant & equipment	2,685.9	2,571.3
Less: Accumulated depreciation and amortization	(1,068.3)	(1,062.6)
	1,617.6	1,508.7
Construction work in process	180.3	170.5
Total net property, plant & equipment	1,797.9	1,679.2

Other non-current assets:
Regulatory assets, non-current	134.9	176.8
Intangible assets, net of amortization	48.8	32.4
Other non-current assets	30.1	29.9
Total other non-current assets	213.8	239.1
Total assets	$2,234.7	$2,162.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 4)	$55.2	$0.2
Accounts payable	93.4	111.5
Accrued taxes	89.1	85.1
Accrued interest	7.9	2.6
Customer and supplier deposits	15.1	14.9
Regulatory liabilities, current	38.1	14.6
Accrued and other current liabilities	13.7	13.0
Total current liabilities	312.5	241.9

Non-current liabilities:
Long-term debt (Note 4)	712.7	574.1
Deferred income taxes	183.9	183.4
Taxes payable	0.4	83.5
Regulatory liabilities, non-current	217.9	229.3
Accrued pension and other post-retirement benefits	53.1	62.3
Other non-current liabilities	5.2	5.9
Total non-current liabilities	1,173.2	1,138.5

Commitments and contingencies (Note 7)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	788.6	822.5
Accumulated other comprehensive loss	(29.8)	(31.8)
Accumulated deficit	(10.2)	(8.9)
Total common shareholder's equity	749.0	782.2
Total liabilities and shareholder's equity	$2,234.7	$2,162.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$14.1	$40.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	58.7	55.8
Deferred income taxes	(6.9)	6.4
Gain on disposal of business	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(17.7)	1.6
Inventories	(6.5)	(3.6)
Taxes applicable to subsequent years	62.8	58.3
Deferred regulatory costs, net	55.4	5.1
Prepayments and other current assets	(4.5)	(5.2)
Other non-current assets	5.7	(5.7)
Accounts payable	(6.8)	6.0
Accrued taxes payable / receivable	(75.9)	(71.0)
Accrued interest	5.3	3.3
Accrued and other current liabilities	0.2	(1.5)
Accrued pension and other post-retirement benefits	(9.2)	(12.2)
Other	(0.8)	3.7
Net cash provided by operating activities	73.3	81.3
Cash flows from investing activities:
Capital expenditures	(191.0)	(143.3)
Cost of removal payments	(14.5)	(13.8)
Other investing activities, net	0.4	0.9
Net cash used in investing activities	(205.1)	(156.2)
Cash flows from financing activities:
Dividends and returns of capital paid to parent	(49.0)	(27.0)
Issuance of long-term debt	140.0	—
Payments of deferred financing costs	(1.0)	—
Borrowings from revolving credit facilities	185.0	120.0
Repayment of borrowings from revolving credit facilities	(130.0)	—
Net cash provided by financing activities	145.0	93.0
Cash, cash equivalents, and restricted cash:
Net change	13.2	18.1
Balance at beginning of period	14.5	11.8
Cash, cash equivalents, and restricted cash at end of period	$27.7	$29.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.9	$12.6
Non-cash investing activities:
Accruals for capital expenditures	$31.2	$15.1
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net comprehensive income				0.7	16.9	17.6
Distributions to parent			(9.0)			(9.0)
Other					(0.3)	(0.3)
Balance, March 31, 2022	41,172,173	0.4	813.5	(31.1)	7.7	$790.5
Net comprehensive income				0.7	7.3	8.0
Distributions to parent			(10.0)		(15.0)	(25.0)
Balance, June 30, 2022	41,172,173	0.4	803.5	(30.4)	—	773.5
Net comprehensive loss				0.6	(10.1)	(9.5)
Distributions to parent			(15.0)			(15.0)
Other			0.1		(0.1)	—
Balance, September 30, 2022	41,172,173	$0.4	$788.6	$(29.8)	$(10.2)	$749.0

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net comprehensive income				1.0	18.3	19.3
Balance, March 31, 2021	41,172,173	0.4	714.4	(41.1)	(37.7)	636.0
Net comprehensive income				0.9	8.6	9.5
Distributions to parent			(7.0)			(7.0)
Balance, June 30, 2021	41,172,173	0.4	707.4	(40.2)	(29.1)	638.5
Net comprehensive income				1.0	13.4	14.4
Distributions to parent			(10.0)			(10.0)
Other			0.1			0.1
Balance, September 30, 2021	41,172,173	$0.4	$697.5	$(39.2)	$(15.7)	$643.0

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and nine months ended September 30, 2022 and 2021

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's equity, and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2022	December 31, 2021
Cash and cash equivalents	$27.6	$14.4
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$27.7	$14.5

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
$ in millions	2022	2021
Accounts receivable, net:
Customer receivables	65.0	$41.6
Unbilled revenue	15.0	19.2
Amounts due from affiliates	5.7	4.4
Due from PJM transmission enhancement settlement	1.7	1.7
Other	2.6	5.3
Allowance for credit losses	(0.4)	(0.3)
Total accounts receivable, net	$89.6	$71.9

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$1.4	$(2.1)	$0.8	$0.4
2021	$2.8	$(0.4)	$(2.6)	$1.1	$0.9

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories
Inventories consist of materials and supplies as of September 30, 2022 and December 31, 2021.

Accumulated other comprehensive loss
The amounts reclassified out of AOCL by component during the three and nine months ended September 30, 2022 and 2021 are as follows:

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2022	2021	2022	2021
Amortization of defined benefit pension items (Note 6):
	Other expense	0.8	1.3	2.6	3.8
	Income tax effect	(0.2)	(0.3)	(0.6)	(0.9)
	Net of income taxes	0.6	1.0	2.0	2.9

Total reclassifications for the period, net of income taxes		$0.6	$1.0	$2.0	$2.9

The changes in the components of AOCL during the nine months ended September 30, 2022 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2022	$(31.8)

Amounts reclassified from AOCL to earnings	2.0

Balance as of September 30, 2022	$(29.8)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Excise taxes collected	$13.0	$13.5	$37.6	$37.7

New Accounting Pronouncements Adopted in 2022
The following table provides a brief description of recent accounting pronouncements that had an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s financial statements.

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

Electric Security Plan
AES Ohio is currently operating pursuant to ESP 1. On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge would continue as part of ESP 4. The plan requires PUCO approval.

Regulatory Assets and Liabilities
AES Ohio had recorded a $0.9 million regulatory asset as of December 31, 2021 relating to certain cost and revenue impacts offset by related savings of the COVID-19 pandemic, in accordance with AES Ohio’s application approved by the PUCO. During the third quarter of 2022, AES Ohio decided it will not seek recovery in a future rate proceeding and, thus, wrote off this $0.9 million deferral.

Additionally, during the third quarter of 2022, AES Ohio recorded a $28.9 million reduction in regulatory assets as a charge to "Net purchased power cost" in the Condensed Consolidated Statements of Operations in accordance with the provisions of ASC 980 "Regulated Operations."

3. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company's assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(0.4) million and $(0.1) million during the three months ended September 30, 2022 and 2021, respectively, and $(2.0) million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in "Other income / (expense)" in our Condensed Statements of Operations.

Recurring Fair Value Measurements
The following table presents the fair value, carrying value and cost of our non-derivative instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	1.8	3.6	1.9	5.1
Debt securities	3.7	3.2	3.8	3.9
Total	$5.9	$7.2	$6.1	$9.4

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Condensed Balance Sheets at their gross fair value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2022 or 2021.

The fair value of assets and liabilities as of September 30, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

$ in millions	Fair value as of September 30, 2022				Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4
Equity securities	—	3.6	—	3.6	—	5.1	—	5.1
Debt securities	—	3.2	—	3.2	—	3.9	—	3.9
Total assets	$0.4	$6.8	$—	$7.2	$0.4	$9.0	$—	$9.4

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of September 30, 2022				Carrying Amount	Fair value as of December 31, 2021
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$712.9	$—	$610.0	17.1	$627.1	$574.3	$—	$625.4	$17.2	$642.6

4. DEBT

Long-term debt
The following table presents our long-term debt:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2022	2021
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	—
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	—
U.S. Government note	4.20%	2061	17.1	17.2
Unamortized deferred financing costs			(6.8)	(5.4)
Unamortized debt discounts, net			(2.4)	(2.5)
Total long-term debt			712.9	574.3
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$712.7	$574.1
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

Line of credit
As of September 30, 2022 and December 31, 2021, the AES Ohio Credit Agreement had outstanding borrowings on its line of credit of $55.0 million and $0.0 million, respectively.

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

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2022, AES Ohio was in compliance with this financial covenant.

As of September 30, 2022, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 35.3% and (24.8)% for the three and nine months ended September 30, 2022, respectively, as compared to 16.8% and 13.7% for the three and nine months ended September 30, 2021, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.1% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss.

AES files federal and state income tax returns which consolidates AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

6. BENEFIT PLANS.

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plan.

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2022 and 2021 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Service cost	$1.2	$1.2	$3.7	$3.4
Interest cost	2.4	2.1	7.2	6.1
Expected return on plan assets	(4.0)	(3.8)	(11.9)	(11.2)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.9	0.8
Actuarial loss	2.0	2.9	5.8	8.5
Net periodic benefit cost	$1.9	$2.6	$5.7	$7.6

The components of net periodic (benefit) / cost other than service cost are included in "Other income / (expense)" in the Condensed Statements of Operations.

There were $7.5 million and $9.8 million in employer contributions during the nine months ended September 30, 2022 and 2021, respectively.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.4 million and $8.9 million as of September 30, 2022 and December 31, 2021, respectively, were not material to the financial statements in the periods covered by this report.

7. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2022, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2022.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of $1,099.9 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

AES Ohio's revenue from contracts with customers was $257.4 million and $185.3 million for the three months ended September 30, 2022 and 2021, respectively, and $638.9 million and $500.3 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$147.0	$103.3	$350.6	$279.3
Commercial revenue	50.5	35.0	123.5	90.5
Industrial revenue	20.6	16.0	55.4	42.4
Governmental revenue	6.2	7.0	18.2	19.9
Other (a)	3.0	2.9	9.1	9.4
Total retail revenue from contracts with customers	227.3	164.2	556.8	441.5
Wholesale revenue
Wholesale revenue from contracts with customers	13.4	6.8	32.1	15.4
RTO ancillary revenue	16.2	12.5	46.2	39.4
Capacity revenue	0.5	1.8	3.8	4.0
Miscellaneous revenue	2.5	0.8	6.7	4.5
Total revenues	$259.9	$186.1	$645.6	$504.8

(a)    "Other" primarily includes operation and maintenance service revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.

The balances of receivables from contracts with customers were $80.0 million and $60.8 million as of September 30, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

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

OVERVIEW OF OUR BUSINESS
DPL is a holding company incorporated under the laws of the state of Ohio. DPL is an indirectly wholly-owned subsidiary of AES. Our principal subsidiary is AES Ohio, a regulated electric utility operating in the state of Ohio. Substantially all of our business consists of the transmission, distribution and sale of electric energy conducted through AES Ohio. Our business segments are “utility” and “all other.” For additional information regarding our business, see "Item 1. Business” of our Form 10-K.

EXECUTIVE SUMMARY

DPL
For the three months ended September 30, 2022, DPL's loss from continuing operations before income tax of $23.8 million was lower by $31.5 million, or 409%, compared to the prior period income from continuing operations before income tax of $7.7 million, and, for the nine months ended September 30, 2022, DPL's loss from continuing operations before income tax of $12.7 million was lower by $35.8 million, or 155%, compared to the prior period income from continuing operations before income tax of $23.1 million, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Decrease due to the recognition of previously deferred purchased power costs	$(28.9)	$(28.9)
Decrease due to higher operation and maintenance expenses	(5.6)	(10.1)
Decrease due to higher depreciation and amortization from additional assets placed in service	(1.1)	(2.7)
Increase due to higher transmission revenues driven by an increase in transmission rates	3.7	6.8
Other	0.4	(0.9)
Net change in income / (loss) from continuing operations before income tax	$(31.5)	$(35.8)

AES Ohio
For the three months ended September 30, 2022, AES Ohio's loss before income tax of $15.6 million was lower by $31.7 million, or 197%, compared to the prior period income before income tax of $16.1 million, and, for the nine months ended September 30, 2022, AES Ohio's income before income tax of $11.3 million was lower by $35.4 million, or 76%, compared to the prior period income before income tax of $46.7 million, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Decrease due to the recognition of previously deferred purchased power costs	$(28.9)	$(28.9)
Decrease due to higher operation and maintenance expenses	(5.8)	(10.0)
Decrease due to higher depreciation and amortization from additional assets placed in service	(1.2)	(2.9)
Increase due to higher transmission revenues driven by an increase in transmission rates	3.7	6.8
Other	0.5	(0.4)
Net change in income / (loss) before income tax	$(31.7)	$(35.4)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenues:
Retail	$227.3	$164.2	$63.1	38.4%	$556.8	$441.5	$115.3	26.1%
Wholesale	13.2	6.6	6.6	100.0%	31.5	14.8	16.7	112.8%
RTO ancillary	16.2	12.5	3.7	29.6%	46.3	39.5	6.8	17.2%
Capacity revenues	0.5	1.8	(1.3)	(72.2)%	3.8	4.0	(0.2)	(5.0)%
Miscellaneous revenues	4.9	3.1	1.8	58.1%	13.9	11.7	2.2	18.8%
Total revenues	262.1	188.2	73.9	39.3%	652.3	511.5	140.8	27.5%

Operating costs and expenses
Net fuel cost	—	—	—	—%	—	0.5	(0.5)	(100.0)%
Purchased power:
Purchased power	161.8	59.4	102.4	172.4%	299.5	162.0	137.5	84.9%
RTO charges	18.4	24.5	(6.1)	(24.9)%	62.1	47.3	14.8	31.3%
Net purchased power cost	180.2	83.9	96.3	114.8%	361.6	209.3	152.3	72.8%
Operation and maintenance	48.8	40.1	8.7	21.7%	132.7	112.9	19.8	17.5%
Depreciation and amortization	20.0	18.9	1.1	5.8%	59.6	56.9	2.7	4.7%
Taxes other than income taxes	20.4	21.0	(0.6)	(2.9)%	63.6	62.1	1.5	2.4%
Gain on disposal of business	—	—	—	—%	(0.6)	—	(0.6)	—%
Total operating costs and expenses	269.4	163.9	105.5	64.4%	616.9	441.7	175.2	39.7%

Operating income / (loss)	(7.3)	24.3	(31.6)	(130.0)%	35.4	69.8	(34.4)	(49.3)%

Other expense, net:
Interest expense	(18.1)	(15.8)	(2.3)	14.6%	(50.1)	(47.0)	(3.1)	6.6%
Other income	1.6	(0.8)	2.4	(300.0)%	2.0	0.3	1.7	566.7%
Total other expense, net	(16.5)	(16.6)	0.1	(0.6)%	(48.1)	(46.7)	(1.4)	3.0%

Income / (loss) from continuing operations before income tax (a)	$(23.8)	$7.7	$(31.5)	(409.1)%	$(12.7)	$23.1	$(35.8)	(155.0)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2022	2021	change	% change	2022	2021	change	% change
Actual
Heating degree-days	66	25	41	164%	3,339	3,279	60	1.8%
Cooling degree-days	810	851	(41)	(5)%	1,192	1,232	(40)	(3.2)%

30-year average (b)
Heating degree-days	74	76			3,464	3,468
Cooling degree-days	684	674			993	976

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2022	2021	change	% change	2022	2021	change	% change
Retail electric sales (b)
Residential	1,397	1,459	(62)	(4.2)%	4,161	4,148	13	0.3%
Commercial	998	1,011	(13)	(1.3)%	2,752	2,698	54	2.0%
Industrial	946	992	(46)	(4.6)%	2,768	2,783	(15)	(0.5)%
Governmental	322	333	(11)	(3.3)%	898	902	(4)	(0.4)%
Other	11	6	5	83.3%	26	15	11	73.3%
Total retail electric sales	3,674	3,801	(127)	(3.3)%	10,605	10,546	59	0.6%
Wholesale electric sales (c)	144	158	(14)	(8.9)%	421	413	8	1.9%
Total electric sales	3,818	3,959	(141)	(3.6)%	11,026	10,959	67	0.6%

Billed electric customers (end of period)					535,355	532,810	2,545	0.5%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,028 kWh and 3,248 kWh and 968 kWh and 2,837 kWh for the three and nine months ended September 30, 2022 and 2021, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended September 30, 2022 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(quarter to date)
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
Percentage Change
0.6%
(4.2)%
2.1%
(1.3)%
(4.8)%
(4.6)%
(1.2)%
(1.8)%
(0.6)%
(3.3)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2022 vs. 2021 Weather-normalized QTD
2022 vs. 2021 Actual QTD

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the nine months ended September 30, 2022 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Nine months ended)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
1.4%
0.3%
0.5%
2.0%
(0.1)%
(0.5)%
2.1%
0.8%
0.8%
0.6%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2022 vs. 2021 Weather-normalized YTD
2022 vs. 2021 Actual YTD

During the three months ended September 30, 2022, Revenues increased $73.9 million to $262.1 million compared to $188.2 million in the same period of the prior year, and, during the nine months ended September 30, 2022, Revenues increased $140.8 million to $652.3 million compared to $511.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$63.2	$82.0
Increase / (decrease) due to the TCRR Rider	(7.7)	14.2
Other	3.4	(0.1)
Net change in retail rate	58.9	96.1

Volume
Net increase in demand primarily due to higher SSO volumes from higher demand	4.2	19.7

Other miscellaneous	—	(0.5)
Total retail change	63.1	115.3

Wholesale
Increase primarily due to higher rates on power sales at OVEC	6.6	16.7

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates in the current year	2.4	6.6

Other
Miscellaneous revenues	1.8	2.2
Net change in Revenues	$73.9	$140.8

DPL – Net Purchased Power
During the three months ended September 30, 2022, Net purchased power increased $96.3 million to $180.2 million compared to $83.9 million in the same period of the prior year, and, during the nine months ended September 30, 2022, Net purchased power increased $152.3 million to $361.6 million compared to $209.3 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Net purchased power
Purchased power
Rate
Increase primarily due to pricing in the competitive bid auction and recognition of previously deferred costs	$100.4	$100.5
Volume
Increase primarily due to higher retail SSO load served due to demand and increased SSO customers	2.0	37.0
Total purchased power change	102.4	137.5

RTO charges
Increase / (decrease) primarily due to changes in TCRR rates	(6.1)	14.8
Net change in purchased power	$96.3	$152.3

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2022, Operation and maintenance expense increased $8.7 million and $19.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$1.5	$4.5
Increase in charges from Service Company	2.0	3.7
Increase in Smart Grid R&D amortization (a)	0.7	2.3
Increase / (decrease) in TCRR costs (a)	(1.1)	0.2
Increase in Smart Grid stipulation amortization	—	1.0
Increase in deferred storm costs (a)	2.0	2.7
Increase in salaries and wages expense	0.3	1.8
Other, net	3.3	3.6
Net change in operation and maintenance expense	$8.7	$19.8

(a)    There is a corresponding offset in Revenues associated with these costs.

DPL – Depreciation and Amortization
During the three and nine months ended September 30, 2022, Depreciation and amortization increased $1.1 million and $2.7 million, respectively, compared to the same periods in the prior year primarily due to additional assets placed in service.

DPL – Interest Expense
During the three and nine months ended September 30, 2022, Interest expense increased $2.3 million and $3.1 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of the issuance of additional debt in the second quarter of 2022.

DPL – Income Tax Benefit From Continuing Operations
Income tax benefit was $4.1 million during the three months ended September 30, 2022 compared to income tax benefit of $0.8 million during the three months ended September 30, 2021. The change was primarily due to the change in effective tax rate as a result of the reversal of excess deferred items, partially offset by the change in income from continuing operations before income tax in the current period as compared to the same period in the prior year.

Income tax benefit was $8.6 million during the nine months ended September 30, 2022 compared to income tax benefit of $0.2 million during the nine months ended September 30, 2021. The change was primarily due to a higher estimated effective tax rate in the current year versus the prior year as a result of the reversal of excess deferred items as a percentage of pre-tax book income.

See Note 6 – INCOME TAXES in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS BY SEGMENT - DPL

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1 – Overview and Summary of Significant Accounting Policies for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

See Part I, Item 1, Note 9 – BUSINESS SEGMENTS of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Utility	$(15.6)	$16.1	$11.3	$46.7
Other	(8.2)	(8.4)	(24.0)	(23.6)
Income / (loss) from continuing operations before income tax (a)	$(23.8)	$7.7	$(12.7)	$23.1

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

RESULTS OF OPERATIONS HIGHLIGHTS – AES Ohio

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenues:
Retail	$227.3	$164.2	$63.1	38.4%	$556.8	$441.5	$115.3	26.1%
Wholesale	13.4	6.8	6.6	97.1%	32.1	15.4	16.7	108.4%
RTO ancillary	16.2	12.5	3.7	29.6%	46.2	39.4	6.8	17.3%
Capacity revenues	0.5	1.8	(1.3)	(72.2)%	3.8	4.0	(0.2)	(5.0)%
Miscellaneous revenues	2.5	0.8	1.7	212.5%	6.7	4.5	2.2	48.9%
Total revenues	259.9	186.1	73.8	39.7%	645.6	504.8	140.8	27.9%

Operating costs and expenses
Net fuel cost	—	—	—	—%	—	0.5	(0.5)	(100.0)%
Purchased power:
Purchased power	161.8	59.4	102.4	172.4%	299.4	162.0	137.4	84.8%
RTO charges	18.0	24.3	(6.3)	(25.9)%	61.2	46.5	14.7	31.6%
Net purchased power cost	179.8	83.7	96.1	114.8%	360.6	208.5	152.1	72.9%
Operation and maintenance	48.2	39.3	8.9	22.6%	131.3	111.6	19.7	17.7%
Depreciation and amortization	19.8	18.6	1.2	6.5%	58.7	55.8	2.9	5.2%
Taxes other than income taxes	20.4	21.0	(0.6)	(2.9)%	63.4	62.0	1.4	2.3%
Gain on disposal of business	—	—	—	—%	(0.6)	—	(0.6)	—%
Total operating costs and expenses	268.2	162.6	105.6	64.9%	613.4	438.4	175.0	39.9%

Operating income / (loss)	(8.3)	23.5	(31.8)	(135.3)%	32.2	66.4	(34.2)	(51.5)%

Other expense, net:
Interest expense	(8.4)	(6.1)	(2.3)	37.7%	(21.1)	(18.1)	(3.0)	16.6%
Other income / (expense)	1.1	(1.3)	2.4	(184.6)%	0.2	(1.6)	1.8	(112.5)%
Total other expense, net	(7.3)	(7.4)	0.1	(1.4)%	(20.9)	(19.7)	(1.2)	6.1%

Income / (loss) before income tax (a)	$(15.6)	$16.1	$(31.7)	(196.9)%	$11.3	$46.7	$(35.4)	(75.8)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

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

During the three months ended September 30, 2022, Revenues increased $73.8 million to $259.9 million compared to $186.1 million in the same period of the prior year, and, during the nine months ended September 30, 2022, Revenues increased $140.8 million to $645.6 million compared to $504.8 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$63.2	$82.0
Increase / (decrease) due to the TCRR Rider	(7.7)	14.2
Other	3.4	(0.1)
Net change in retail rate	58.9	96.1

Volume
Net increase in demand primarily due to higher SSO volumes from higher demand	4.2	19.7

Other miscellaneous	—	(0.5)
Total retail change	63.1	115.3

Wholesale
Increase primarily due to higher rates on power sales at OVEC	6.6	16.7

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates in the current year	2.4	6.6

Other
Miscellaneous revenues	1.7	2.2
Net change in revenues	$73.8	$140.8

AES Ohio – Net Purchased Power
During the three months ended September 30, 2022, net purchased power increased $96.1 million to $179.8 million compared to $83.7 million in the same period of the prior year, and, during the nine months ended September 30, 2022, net purchased power increased $152.1 million to $360.6 million compared to $208.5 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Net purchased power
Purchased power
Rate
Increase primarily due to pricing in the competitive bid auction and recognition of previously deferred costs	$100.4	$100.4
Volume
Increase primarily due to higher retail SSO load served due to demand and increased SSO customers	2.0	37.0
Total purchased power change	102.4	137.4

RTO charges
Increase / (decrease) primarily due to changes in TCRR rates	(6.3)	14.7
Net change in purchased power	$96.1	$152.1

AES Ohio – Operation and Maintenance
During the three and nine months ended September 30, 2022, Operation and Maintenance expense increased $8.9 million and $19.7 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	1.5	$4.5
Increase in charges from Service Company	2.0	3.9
Increase in Smart Grid R&D amortization (a)	0.7	2.3
Increase / (decrease) in TCRR costs (a)	(1.1)	0.2
Increase in Smart Grid stipulation amortization	—	1.0
Increase in deferred storm costs (a)	2.0	2.7
Increase in salaries and wages expense	0.4	1.9
Other, net	3.4	3.2
Net change in operation and maintenance expense	$8.9	$19.7

(a)    There is a corresponding offset in Revenues associated with these costs.

AES Ohio – Depreciation and Amortization
During the three and nine months ended September 30, 2022, Depreciation and amortization increased $1.2 million and $2.9 million, respectively, compared to the same periods in the prior year primarily due to additional assets placed in service.

AES Ohio – Interest Expense
During the three and nine months ended September 30, 2022, Interest expense increased $2.3 million and $3.0 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of the issuance of additional debt in the second quarter of 2022.

AES Ohio – Income Tax Expense / (Benefit)
During the three and nine months ended September 30, 2022, Income tax expense / (benefit) decreased $8.2 million and $9.2 million, respectively, compared to the same periods in the prior year primarily due to the change in income / (loss) before income tax and a decrease in the effective tax rate.

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

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in our Form 10-K and "Item 1A. Risk Factors" of this Form 10-Q

Operational
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

We have not had nor do we expect to have a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. We also have not experienced any material credit-related impacts due to the COVID-19 pandemic but continue to monitor and manage our credit exposures in a prudent manner.

Capital Projects - Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

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

U.S. Income Tax - The macroeconomic and political environments in the U.S. have changed during 2021 and 2022. This could result in significant impacts to tax law. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. We are currently evaluating the applicability and effect of the new law.

Inflation - In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our market, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the standard service offer auction process has reflected current macroeconomic conditions in terms of pricing.

Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years across the United States. The BIL’s energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional Low Income Home Energy Assistance Program funding. AES Ohio has identified potential opportunities associated with the BIL and is evaluating how they may align with its strategy going forward.

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2021 Form 10-K and Forms 10-Q previously filed with the SEC during 2022 describe other regulatory matters which have not materially changed since those filings.

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

Electric Security Plan - On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO.

See Part I, Item 1, Note 2 – REGULATORY MATTERS of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Condensed Financial Statements for further information regarding regulatory matters.

Environmental
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

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 11, 2022, the EPA released its first in a series of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek, and four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. On April 8, 2022, petitions for review were filed challenging these

EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $44.3 million and $27.6 million, respectively, as of September 30, 2022. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,552.7 million and $722.1 million, respectively.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Nine months ended September 30,
$ in millions	2022	2021
Net cash provided by operating activities	$52.0	$56.5
Net cash used in investing activities	(207.8)	(160.2)
Net cash provided by financing activities	173.5	119.8
Net change	17.7	16.1
Balance at beginning of period	26.7	25.5
Cash, cash equivalents, and restricted cash at end of period	$44.4	$41.6

DPL – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income / (loss)	$(4.1)	$22.5	$(26.6)
Depreciation and amortization	59.6	56.9	2.7
Deferred income taxes	(10.7)	2.3	(13.0)
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	44.2	81.7	(37.5)
Net change in operating assets and liabilities	7.8	(25.2)	33.0
Net cash provided by (used in) operating activities	$52.0	$56.5	$(4.5)

The net change in operating assets and liabilities during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 was driven by the following:

$ in millions	$ Change
Increase from deferred regulatory costs, net primarily due to overcollections on certain riders and a reduction in regulatory assets charged to net purchased power costs	$50.3
Decrease from accounts receivable primarily due to timing of billings and collections	(19.5)
Other	2.2
Net increase in cash from changes in operating assets and liabilities	$33.0

DPL – Net cash from investing activities
Net cash used in investing activities increased $47.6 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(48.5)
Other	0.9
Net change in investing activities	$(47.6)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $53.7 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by the following:

$ in millions	$ Change
Increase due to re-issuance of tax-exempt OAQDA bonds	$140.0
Decrease due to lower net draws on revolving credit facilities	(85.0)
Other	(1.3)
Net change in financing activities	$53.7

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Nine months ended September 30,
$ in millions	2022	2021
Net cash provided by operating activities	$73.3	$81.3
Net cash used in investing activities	(205.1)	(156.2)
Net cash provided by financing activities	145.0	93.0
Net change	13.2	18.1
Balance at beginning of period	14.5	11.8
Cash, cash equivalents, and restricted cash at end of period	$27.7	$29.9

AES Ohio – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income	$14.1	$40.3	$(26.2)
Depreciation and amortization	58.7	55.8	2.9
Deferred income taxes	(6.9)	6.4	(13.3)
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	65.3	102.5	(37.2)
Net change in operating assets and liabilities	8.0	(21.2)	29.2
Net cash provided by operating activities	$73.3	$81.3	$(8.0)

The net change in operating assets and liabilities during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was driven by the following:

$ in millions	$ Change
Increase from deferred regulatory costs, net primarily due to overcollections on certain riders and a reduction in regulatory assets charged to net purchased power costs	$50.3
Decrease from accounts receivable primarily due to timing of billings and collections	(19.3)
Other	(1.8)
Net increase in cash from changes in operating assets and liabilities	$29.2

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $48.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(47.7)
Other	(1.2)
Net change in investing activities	$(48.9)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $52.0 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by the following:

$ in millions	$ Change
Increase due to re-issuance of tax-exempt OAQDA bonds	$140.0
Decrease due to lower net draws on revolving credit facilities	(65.0)
Higher distributions to DPL	(22.0)
Other	$(1.0)
Net change in financing activities	$52.0

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

At September 30, 2022, AES Ohio and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2022
AES Ohio	Revolving	June 2024	$175.0	$120.0
DPL	Revolving	June 2023	85.0	40.0
			$260.0	$160.0

The AES Ohio Credit Agreement is an unsecured revolving credit facility with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides AES Ohio the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. As of September 30, 2022, there were $55.0 million in borrowings under the facility, with the remaining $120.0 million available to AES Ohio.

The DPL Credit Agreement is a secured revolving credit facility with a syndicated bank group with a borrowing limit of $85.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in AES Ohio. The facility expires in June 2023. As of September 30, 2022, there were no letters of credit outstanding and $45.0 million in borrowings, with the remaining $40.0 million available to DPL.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2021 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2022.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2021 and Forms 10-Q for the quarters ended March 31, and June 30, 2022, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1, Note 2 – REGULATORY MATTERS and Note 8 – COMMITMENTS AND CONTINGENCIES of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – REGULATORY MATTERS and Note 7 – COMMITMENTS AND CONTINGENCIES of Notes to AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

DPL Inc.
(Registrant)

Date:	November 3, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	November 3, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 3, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	November 3, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(principal accounting officer)