Form 10-K
period 2022-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2023-03-01
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

At December 31, 2022, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio - Annual Report on Form 10-K
Year Ended December 31, 2022

DPL Inc. and AES Ohio - Annual Report on Form 10-K
Year Ended December 31, 2022

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
401(k) Plans	AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees
AES	The AES Corporation - a global power company, the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Second Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owned and operated generation facilities from which it made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	FASB Accounting Standards Codification
BIL	Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - the congressional act passed in November 2021
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Capacity Market	The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years.
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. Unit 4 was closed in May 2020 and AES Ohio Generation's interest was sold in June 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DPL	DPL Inc. and its subsidiaries
DPL Credit Agreement	$45.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL and does business as AES Ohio.
DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
EPA	U. S. Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1	ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its ESP 3 Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.
ESP 3	DP&L's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This ESP 3 was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan, effective December 18, 2019.
ESP 4	DP&L's ESP filed September 26, 2022. DP&L anticipates approval in 2023.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation	The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities, excluding those of the Beckjord and Hutchings Coal Stations, pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

GLOSSARY OF TERMS (cont.)
Term	Definition
GHG	Greenhouse gas - air pollutants largely emitted from combustion
kWh	Kilowatt hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting	Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
O&M	Operation and Maintenance
OAQDA	Ohio Air Quality Development Authority
OCC	Ohio Consumers' Counsel
OCI	Other Comprehensive Income
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PRP	Potentially Responsible Party - a PRP is considered by the EPA to be potentially responsible for ground contamination and the EPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to AES’ U.S. SBU businesses
Smart Grid Plan	In December 2018, DP&L filed a comprehensive grid modernization plan
SGF	Solar Generation Fund rider - a statewide program that collects monthly payments for all Ohio electric distribution utilities related to in-state solar and nuclear resources
SOFR	Secured Overnight Financing Rate
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
T&D	Transmission and Distribution - Transmission relates to long distance transmission of electricity under FERC jurisdiction, and Distribution relates to local distribution of electricity under PUCO jurisdiction
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USD	U. S. dollar
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
WPAFB	Wright-Patterson Air Force Base

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Item 1 – Business
OVERVIEW

DPL is a regional energy company incorporated in 1985 under the laws of Ohio. All of DPL’s stock is owned by an AES subsidiary.

DPL has three primary subsidiaries: AES Ohio, MVIC and Miami Valley Lighting. AES Ohio is a public utility providing electric transmission and distribution services in West Central Ohio. For additional information on the primary subsidiaries, see Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of Notes to DPL's Consolidated Financial Statements and Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of Notes to AES Ohio's Financial Statements. All of DPL's subsidiaries are wholly-owned. DPL manages its business through one reportable operating segment, the Utility segment. See Note 12 – BUSINESS SEGMENTS of the Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment. AES Ohio also manages its business through one reportable operating segment, the Utility segment.

MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders. AES Ohio also has a 4.9% interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of 2,109 MW. AES Ohio’s share of this generation capacity is 103 MW. AES Ohio does not have any subsidiaries.

DPL, through its subsidiaries, once owned all or a percentage of various generation facilities, the last of which was sold in June 2020. For additional information on this event and DPL's other previously owned EGUs, see Note 14 – DISCONTINUED OPERATIONS of Notes to DPL's Consolidated Financial Statements.

HUMAN CAPITAL MANAGEMENT

DPL's employees are essential to delivering and maintaining reliable service to our customers. DPL and its subsidiaries employed 657 people (547 full-time) at December 31, 2022, all of whom were employed by AES Ohio. Approximately 58% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2023.
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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and AES Ohio. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses. See Note 11 – RELATED

PARTY TRANSACTIONS of Notes to DPL's Consolidated Financial Statements and Note 10 – RELATED PARTY TRANSACTIONS of Notes to AES Ohio's Financial Statements.

SEASONALITY

The power delivery business is seasonal, and weather patterns have a material effect on energy demand. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. AES Ohio's sales typically reflect the seasonal weather patterns but can also be impacted by service territory economic activity, the economic impact of the COVID-19 pandemic, and the number of retail customers we have, as well as energy efficiency programs. During 2019, the impacts of weather, energy efficiency programs and economic changes in customer demand were almost entirely eliminated by AES Ohio’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. AES Ohio has requested authority from the PUCO to create a regulatory asset for the ongoing revenues that would have been charged in the Decoupling Rider going back to December 18, 2019. A hearing on this request was held in May 2021 and is pending a decision by the PUCO. See Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenues and increase repair costs. Partially mitigating this impact is AES Ohio’s ability to timely recover certain O&M repair costs related to severe storms.

REGULATION AND MARKET STRUCTURE

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

Ohio Retail Rates
AES Ohio rates for transmission and distribution electric service currently remain the lowest among Ohio investor-owned utilities.

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

On December 14, 2022, the PUCO issued an order on AES Ohio's previously filed distribution rate case. Among other matters, the order establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service, which is expected to go into effect when AES Ohio has a new electric security plan in place. AES Ohio filed ESP 4 in September 2022 and anticipates approval of ESP 4 in 2023. For more information, see Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements.

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO Order to the Ohio Supreme Court on December 6, 2021. An oral argument regarding this appeal was held on February 7, 2023 and a Court order is expected by Q4 2023. For more information, see Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements.

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

As a member of PJM, AES Ohio also receives revenues from the RTO related to AES Ohio’s transmission assets and incurs costs associated with its load obligations for retail customers. Ohio law includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits. AES Ohio continues to recover non-market-based transmission and ancillary costs through its non-bypassable Transmission Cost Recovery Rider.

Ohio Competition
Since January 2001, AES Ohio’s electric customers have been permitted to choose their retail electric generation supplier. The SSO generation supply is provided by third parties through a competitive bid process. AES Ohio continues to have the exclusive right to provide delivery service in its state-certified territory and the obligation to procure and provide electricity to SSO customers that do not choose an alternative supplier. The PUCO maintains jurisdiction over AES Ohio’s delivery of electricity, SSO and other retail electric services.

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

ENVIRONMENTAL MATTERS

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. There can be no assurance that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2022.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time, we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. DPL and AES Ohio cannot assure that they will be successful in defending against any claim of noncompliance. However, we do not believe any currently open environmental investigations will result in fines material to our results of operations, financial condition and cash flows.

Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to hazardous substances or for other environmental damage. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations, financial condition and cash flows. A discussion of the legislative and regulatory initiatives most likely to affect us follows.

Environmental Matters Related to Air Quality
As a result of DPL’s sale of its ownership interest in the Miami Fort and Zimmer Stations in 2017, retirement and subsequent sale of its Stuart and Killen Stations in 2019, and the retirement and sale of our interest in Conesville in 2020, thereby completing the exit of our generation business, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:
•the CAA and the following regulations:
◦CSAPR and associated updates;
◦MATS and any associated regulatory or judicial processes;
◦NAAQS; and
◦Greenhouse gas regulations established under CAA Section 111(d) for EGUs.

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
•water intake regulations, including those finalized by the EPA on May 19, 2014;
•revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the EPA on November 3, 2015 (and revised on October 13, 2020) and commonly referred to as the ELG rules; and
•Clean Water Act rules for selenium.
Notice of Potential Liability for Third Party Disposal Site
In December 2003, AES Ohio and other parties received notices that the EPA considered AES Ohio and other parties PRPs for the Tremont City Landfill site, located near Dayton, Ohio. On October 16, 2019, AES Ohio received another notice from the EPA claiming that AES Ohio is a PRP for the portion of the site known as the barrel fill. While a review by AES Ohio of its records indicates that it did not contribute hazardous materials to the site, AES Ohio is currently unable to predict the outcome of this matter. If AES Ohio were required to contribute to the clean-up of the site, it could have an adverse effect on our business, financial condition or results of operations.

Regulation of Waste Disposal
In 2002, AES Ohio and other parties received a special notice that the EPA considered AES Ohio to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the South Dayton Dump (“Landfill”). Several of the parties voluntarily accepted some of the responsibility for contamination at the Landfill and, in May 2010, three of those parties, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation (“PRP Group”), filed a civil complaint in Ohio federal court (the “District Court”) against AES Ohio and numerous other defendants, alleging that the defendants contributed to the contamination at the landfill and were liable for contribution to the PRP group for costs associated with the investigation and remediation of the site.
While AES Ohio was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the EPA relating to vapor intrusion and again filed suit against AES Ohio and other defendants. Plaintiffs also added an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill - potentially including undefined areas outside the original dump footprint - to the vapor intrusion trial proceeding. The 2013 vapor intrusion ASAOC settled in early 2020, but the 2016 ASAOC remains to be adjudicated after completion of the remedial investigation feasibility study. While AES Ohio is unable to predict the outcome of these matters, if AES Ohio were required to contribute to the clean-up of the site, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Regulation of CCR
On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective ("CCR Rule"). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act"), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC.

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released its first in a series of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek and four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.

The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.
Clean Water Act - Regulation of Water Discharge
AES Ohio and other utilities at times have applied the Nationwide Permit 12 ("NWP 12") issued by the U.S. Army Corps of Engineers (Corps) in completing transmission and distribution projects that may involve waters of the U.S. NWP 12 is the nationwide permit for Utility Line Activities, specifically those required for construction and maintenance, provided the activity does not result in the loss of greater than 1/2-acre of waters of the U.S. for each single and complete project.

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

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." ("WOTUS") rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” ("NWP") rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. On January 18, 2023, the Agencies published a final rule to define the scope of waters regulated under the Clean Water Act. The rule restores regulations defining WOTUS that were in place prior to 2015, with updates intended to be consistent with relevant Supreme Court decisions. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the United States in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which of these two tests from the 2006 Rapanos decision controls. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. might have a material adverse effect on our results of operations, financial condition and cash flows.
Endangered Species Act
On November 30, 2022, the U.S. Fish and Wildlife Service published a final rule reclassifying the northern long-eared bat ("NLEB") from threatened to endangered under the Endangered Species Act. The classification is effective March 31, 2023. The NLEB is found in all or portions of 37 U.S. states in the eastern and north central United States, including Ohio. This reclassification may result in the need to obtain a permit or take other measures if the Company conducts activities in the range of the NLEB. It is too early to determine whether this rule might have a material adverse effect on our results of operations, financial condition and cash flows.
Climate Change Legislation and Regulation
Although we have exited our generation business, our continuing operations face certain risks related to existing and potential international, federal, state, regional and local GHG legislation and regulations, including risks related to increased capital expenditures or other compliance costs which could have a material adverse effect on our results of operations, financial condition and cash flows. Except as noted in the discussion below, at this time, we cannot estimate the costs of compliance with existing, proposed or potential international, federal, state or regional GHG emissions reductions legislation or initiatives due in part to the fact that many of these proposals are in earlier stages of development and any final laws or regulations, if adopted, could vary drastically from current proposals. Any international, federal, state or regional legislation adopted in the U.S. that would require the reduction of GHG emissions could have a material adverse effect on our results of operations, financial condition and cash flows.

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. In November 2022, the international community gathered in Egypt at the 27th Conference to the Parties on the UN Framework Convention on Climate Change (“COP27”), during which multiple announcements were made, including the establishment of a loss and damage fund to support vulnerable countries dealing with the effects of climate change and certain pledges in the area of climate finance.

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

Item 1A – Risk Factors
Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in this item include risks associated with our operations, governmental regulation and laws and our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the Notes to DPL's Consolidated Financial Statements and concerning AES Ohio set forth in the Notes to AES Ohio's Financial Statements in Item 8 – Financial Statements and Supplementary Data and additional information in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face.

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

As members of PJM, AES Ohio is also subject to certain additional risks including those associated with the allocation of losses caused by unreimbursed defaults of other participants in PJM markets among PJM members and those associated with complaint cases filed against PJM that may seek refunds of revenues previously earned by PJM members including AES Ohio. These amounts could be significant and have a material adverse effect on our results of operations, financial condition and cash flows.

Costs associated with new transmission projects could have a material adverse effect on our results of operations, financial condition and cash flows.

Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory. PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions. Over the last several years, however, some of the costs of constructing large, new transmission facilities have been “socialized” across PJM without a direct relationship between the costs assigned to and benefits received by particular PJM members. To date, the additional costs charged to AES Ohio for large, new transmission approved projects have not been material. Over time, as more new transmission projects are constructed and if the allocation method is not changed, the annual costs could become material. AES Ohio is recovering the Ohio retail jurisdictional share of these allocated costs from its retail customers through the Transmission Rider. To the extent that any costs in the future are material and we are unable to recover them from our customers, such costs could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could impact our business and operations.

The COVID-19 pandemic has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred expenses relating to COVID-19, including expenses relating to events outside of our control. In addition to contributing to economic slowdown or a recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our transmission, distribution and other facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes and also may be subject to acts of sabotage and vandalism. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war, and there has been an increased focus on the U.S. energy grid that is believed to be related to the Russia/Ukraine conflict. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyberrisks on a regular basis. To date, cyberattacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could materially and adversely affect our results of operations, financial condition and cash flows.

In the course of our business, we also store and use customer, employee and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in liability or penalties under privacy laws, negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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

Our increased costs due to renewable energy requirements may not be fully recoverable in the future.

The renewable energy standards have increased our costs and are expected to continue to increase (and could materially increase) these costs. AES Ohio is currently entitled to recover costs associated with its renewable energy compliance. If, in the future, we are unable to timely or fully recover these costs, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, if we were found not to be in compliance with these standards, monetary penalties could apply. These penalties are not permitted to be recovered from customers and significant penalties could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In particular, we are subject to potentially significant remediation expenses, enforcement initiatives, private-party lawsuits and reputational risk associated with CCR, which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal generated at our formerly owned coal-fired generation plant sites. CCR currently remains onsite at OVEC's facilities, including in CCR ponds. Compliance with the CCR rule, amendments to the federal CCR rule, or other federal, state, or foreign rules or programs addressing CCR may require us to incur substantial costs. In addition, CCR, particularly with respect to its beneficial use and regulation as nonhazardous solid waste, has been the subject of interest from environmental non-governmental organizations and the media. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Although we have exited our generation business, our continuing operations face risks from regulatory developments related to climate change, as well as the physical impacts of climate change. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our current operations. In addition, it is likely that there will be increased focus on climate change from a President Biden administration, which may result in additional legislation and regulations regarding GHG emissions.

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Although the U.S. was officially able to withdraw from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which became effective for the U.S. on February 19, 2021. In November 2022, the international community gathered in Egypt at the 27th Conference to the Parties on the UN Framework Convention on Climate Change (COP27), during which certain countries reaffirmed commitments associated with the Paris Agreement and a fund for loss and damage associated with climate change was announced.

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

If any of the foregoing risks materialize, we expect our costs to increase or revenues to decrease and there could be a material adverse effect on our business and on our consolidated results of operations, financial condition, cash flows and reputation if such changes are significant. Please see Item 1 - Business - Environmental Matters for additional information of environmental matters impacting us, including those relating to regulation of GHG emissions.

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

We are subject to litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time that require us to expend significant funds to address. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Asbestos and other regulated substances are, and may continue to be, present at our facilities, and we have been named as a defendant in asbestos litigation. The continued presence of asbestos and other regulated substances at these facilities could result in additional litigation being brought against us, which could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1 - Business - Regulation And Market Structure, Item 1 - Business - Environmental Matters, and Item 3 - Legal Proceedings for a summary of significant regulatory matters and legal proceedings involving us.

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

As of December 31, 2022, the carrying value of DPL's debt was $1,690.9 million and the carrying value of AES Ohio's debt was $832.7 million. Of AES Ohio's indebtedness, there was $705.0 million of First Mortgage Bonds as of December 31, 2022, which are secured by the pledge of substantially all of the assets of AES Ohio under the terms of AES Ohio’s First and Refunding Mortgage. DPL's revolving credit facility is also secured by a pledge of common stock that DPL owns in AES Ohio. This level of indebtedness and related security has important consequences, including:

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

If AES Ohio issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default thereunder. For a further discussion of our outstanding debt obligations, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 6 – DEBT of Notes to DPL's Consolidated Financial Statements and Note 5 – DEBT of Notes to AES Ohio's Financial Statements.

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

From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively affected. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms, or at all, can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability. See Note 6 – DEBT of Notes to DPL's Consolidated Financial Statements and Note 5 – DEBT of Notes to AES Ohio's Financial Statements for information regarding indebtedness. See also Item 7A - Quantitative and Qualitative Disclosures about Market Risk for information related to market risks.

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

Item 3 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material. For more information, see Note 2 – REGULATORY MATTERS and Note 10 – CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS and Note 9 – CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES of Notes to AES Ohio's Financial Statements.

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in Item 1 - Business - Regulation And Market Structure and Item 1 - Business - Environmental Matters.

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

Dividends and return of capital
During the years ended December 31, 2022, 2021 and 2020, DPL paid no dividends to AES. AES Ohio declares and pays dividends on its common shares to its parent DPL from time to time as declared by the AES Ohio Board of Directors. Return of capital payments and dividends were declared and paid in the amount of $64.0 million in the year ended December 31, 2022, declared in the amount of $42.0 million and paid in the amount of $52.0 million in the year ended December 31, 2021 and declared in the amount of $52.7 million and paid in the amount of $42.7 million in the year ended December 31, 2020.

DPL’s Amended Articles of Incorporation and the DPL Credit Agreement contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2022, DPL did not meet these requirements. As a result, as of December 31, 2022, DPL was prohibited under its Articles of Incorporation and Credit Agreement from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

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

DPL
	Years ended December 31,
$ in millions except per share amounts or as indicated	2022	2021	2020	2019	2018
Total electric sales (millions of kWh)	14,416	14,330	13,918	14,628	15,728
Statements of Operations Data
Revenues	$869.0	$672.7	$660.5	$743.7	$747.3
Operating income	49.3	85.3	89.1	154.9	142.6
Income / (loss) from continuing operations	(4.7)	22.9	(6.4)	51.8	36.7
Income / (loss) from discontinued operations, net of tax (a)	—	(0.8)	5.4	53.6	33.4
Net income / (loss)	(4.7)	22.1	(1.0)	105.4	70.1
Capital expenditures	287.3	191.3	157.3	156.5	96.1

Balance Sheet Data (end of period):
Total assets	$2,422.4	$2,171.8	$2,036.0	$1,935.8	$1,883.1
Total long-term debt, including current portion	1,535.9	1,395.5	1,393.6	1,363.1	1,475.9
Total common shareholder's deficit	(123.7)	(121.4)	(283.5)	(371.9)	(471.7)

(a)Fixed-asset impairments of $3.5 million and $2.8 million in 2019 and 2018, respectively, have been reclassified to discontinued operations.

AES Ohio
	Years ended December 31,
$ in millions except per share amounts or as indicated	2022	2021	2020	2019	2018
Total electric sales (millions of kWh)	14,416	14,330	13,918	14,628	15,194
Statements of Operations Data
Revenues	$860.1	$663.7	$652.1	$735.4	$738.7
Operating income	42.8	79.5	83.5	150.7	135.1
Net income	18.9	47.1	51.1	124.9	86.7
Capital expenditures	283.7	189.3	153.3	155.5	85.6

Balance Sheet Data (end of period):
Total assets	$2,405.9	$2,162.6	$2,014.7	$1,883.2	$1,819.6
Total long-term debt, including current portion	712.7	574.3	574.1	574.4	586.1
Total common shareholder's equity	741.8	782.2	616.7	473.4	445.3

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

OVERVIEW OF 2022 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth, and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2 – REGULATORY MATTERS of the Notes to DPL's Consolidated Financial Statements, Note 2 – REGULATORY MATTERS of the Notes to AES Ohio's Financial Statements and Item 1 - Business – Environmental Matters.

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

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021. For a discussion comparing the results of operations for the year ended December 31, 2021 to the year ended December 31, 2020, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

DPL

Compared with the prior year, DPL's results for the year ended December 31, 2022 reflect a decrease in income / (loss) from continuing operations before income tax of $36.7 million, or 164%, primarily due to factors including, but not limited to:

$ in millions	2022 vs. 2021
Decrease due to the recognition of previously deferred OVEC costs	$(28.9)
Decrease due to higher operation and maintenance expenses	(17.0)
Decrease due to higher depreciation and amortization from additional assets placed in service	(3.9)
Increase due to higher transmission revenues driven by an increase in transmission rates	13.7
Increase in retail margin primarily due to higher demand	3.5
Other	(4.1)
Net change in income / (loss) from continuing operations before income tax	$(36.7)

AES Ohio

Compared with the prior year, AES Ohio's results for the year ended December 31, 2022 reflect a decrease in income from continuing operations before income tax of $37.0 million, or 70%, primarily due to factors including, but not limited to:

$ in millions	2022 vs. 2021
Decrease due to the recognition of previously deferred OVEC costs	$(28.9)
Decrease due to higher operation and maintenance expenses	(17.7)
Decrease due to higher depreciation and amortization from additional assets placed in service	(4.1)
Increase due to higher transmission revenues driven by an increase in transmission rates	13.7
Increase in retail margin primarily due to higher demand	3.5
Other	(3.5)
Net change in income from continuing operations before income tax	$(37.0)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for AES Ohio is presented elsewhere in this report.

Statement of Operations Highlights – DPL

	Years ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
$ in millions	2022	2021	2020	$	%	$	%
Revenues:
Retail	$743.6	$583.3	$586.4	$160.3	27%	$(3.1)	(1)%
Wholesale	40.2	18.8	10.1	21.4	114%	8.7	86%
RTO ancillary	63.7	50.0	44.0	13.7	27%	6.0	14%
Capacity revenues	4.3	5.9	4.2	(1.6)	(27)%	1.7	40%
Miscellaneous revenues	17.2	14.7	15.8	2.5	17%	(1.1)	(7)%
Total revenues	869.0	672.7	660.5	196.3	29%	12.2	2%

Operating costs and expenses:
Net fuel cost	0.1	0.5	1.7	(0.4)	(80)%	(1.2)	(71)%
Purchased power:
Purchased power	392.6	208.0	200.7	184.6	89%	7.3	4%
RTO charges	77.6	68.3	29.9	9.3	14%	38.4	128%
Net purchased power cost	470.2	276.3	230.6	193.9	70%	45.7	20%
Operation and maintenance	184.7	152.4	181.7	32.3	21%	(29.3)	(16)%
Depreciation and amortization	80.0	76.1	73.3	3.9	5%	2.8	4%
Taxes other than income taxes	85.3	82.1	79.4	3.2	4%	2.7	3%
Loss / (gain) on disposal of business	(0.6)	—	4.7	(0.6)	—%	(4.7)	(100)%
Total operating costs and expenses	819.7	587.4	571.4	232.3	40%	16.0	3%

Operating income	49.3	85.3	89.1	(36.0)	(42)%	(3.8)	(4)%

Other expense, net:
Interest expense	(67.8)	(62.9)	(71.3)	(4.9)	8%	8.4	(12)%
Loss on early extinguishment of debt	(0.1)	—	(31.7)	(0.1)	—%	31.7	(100)%
Other income	4.3	—	2.0	4.3	—%	(2.0)	(100)%
Other expense, net	(63.6)	(62.9)	(101.0)	(0.7)	1%	38.1	(38)%

Income / (loss) from continuing operations before income tax (a)	$(14.3)	$22.4	$(11.9)	$(36.7)	(164)%	$34.3	(288)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of consolidated results of operations compares the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021. For discussion comparing the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

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

Heating and Cooling Degree-days (a)

	Years ended December 31,
	2022	2021	change	% change
Actual
Heating degree-days (a)	5,200	4,855	345	7%
Cooling degree-days (a)	1,197	1,300	(103)	(8)%

30-year average (b)
Heating-degree days	5,423	5,434
Cooling-degree days	1,013	996

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL and AES Ohio
	Years ended December 31,
	2022	2021	change	% change
Retail electric sales (b)
Residential	5,433	5,401	32	0.6%
Commercial	3,601	3,562	39	1.1%
Industrial	3,634	3,675	(41)	(1.1)%
Governmental	1,169	1,179	(10)	(0.8)%
Other	38	20	18	90.0%
Total retail electric sales	13,875	13,837	38	0.3%
Wholesale electric sales (c)	541	493	48	9.7%
Total electric sales	14,416	14,330	86	0.6%

Billed electric customers (end of period)	536,317	534,192	2,125	0.4%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 4,135 million kWh and 3,721 million kWh for the years ended December 31, 2022 and 2021, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2022, compared to the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
Percentage Change
2.0%
1.0%
—%
(1.0)%
(2.0)%
0.6%
0.6%
0.2%
1.1%
(0.8)%
(1.1)%
1.7%
0.6%
0.2%
0.3%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2022 vs. 2021 Weather-normalized
2022 vs. 2021 Actuals

During the year ended December 31, 2022, Revenues increased $196.3 million to $869.0 million from $672.7 million in the same period of the prior year. This increase was a result of:

$ in millions	2022 vs. 2021
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$121.1
Increase due to the TCRR Rider	6.7
Increase in USF Revenue Rate Rider	5.8
Other	(0.3)
Net change in retail rate	133.3

Volume
Net increase in demand primarily due to favorable weather	27.4

Other miscellaneous	(0.4)
Total retail change	160.3

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	21.4

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates	12.1

Miscellaneous revenues
Miscellaneous revenues	2.5

Net change in Revenues	$196.3

DPL – Net Purchased Power
During the year ended December 31, 2022, Net Purchased Power increased $193.9 million compared to the prior year. This increase was a result of:

$ in millions	2022 vs. 2021
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid auction and recognition of previously deferred OVEC costs	$162.4
Volume
Increase primarily due to higher retail SSO load served due to demand and increased SSO customers	22.2
Total purchased power change	184.6
RTO charges
Increase primarily due to higher TCRR rates	9.3

Net change in purchased power	$193.9

DPL - Operation and Maintenance
During the year ended December 31, 2022, Operation and Maintenance expense increased $32.3 million compared to the prior year. This increase was a result of:

$ in millions	2022 vs. 2021
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$7.6
Increase in net charges from Service Company	5.0
Increase in deferred storm costs (a)	4.7
Increase in Smart Grid R&D amortization (a)	3.0
Increase in compensation and benefits expense	2.7
Increase in consulting expenses	1.3
Increase in tree trimming costs	1.2
Increase in Smart Grid stipulation amortization	0.9
Increase in provision for credit losses	0.9
Increase due to write-off of COVID-19 deferral	0.9
Increase in IT expense	0.8
Other, net	3.3
Net change in Operations and Maintenance expense	$32.3

(a)    There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DPL – Depreciation and Amortization
During the year ended December 31, 2022, Depreciation and amortization increased $3.9 million compared to the prior year, primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the year ended December 31, 2022, Taxes other than income taxes increased $3.2 million compared to the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense
During the year ended December 31, 2022, Interest expense increased $4.9 million compared to the prior year. The increase was primarily the result of the issuance of $140.0 million additional debt in the second quarter of 2022.

DPL – Other Income
During the year ended December 31, 2022, Other income increased $4.3 million compared to the prior year. The increase was primarily the result of higher allowances for equity funds used during construction due to updated rates and higher construction work in process balances and lower defined benefit plan costs due to a decrease in the amortization of net loss.

DPL – Income Tax Expense From Continuing Operations
Income tax benefit increased $9.1 million from $0.5 million in 2021 to $9.6 million in 2022. The increased benefit of $9.1 million was primarily due to a loss from continuing operations before income tax, less the reversal of excess deferred items, in the current year compared to income from continuing operations before income tax, less the reversal of excess deferred items, in the prior year.

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

See Note 12 – BUSINESS SEGMENTS of Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2022	2021	2020
Utility	$15.8	$52.8	$58.1
Other	(30.1)	(30.4)	(70.0)
Income / (loss) from continuing operations before income tax	$(14.3)	$22.4	$(11.9)

Statement of Operations Highlights - DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in Part II - (Statement of Operations Highlights - AES Ohio) of this Form 10-K.

RESULTS OF OPERATIONS – AES Ohio

Statement of Operations Highlights – AES Ohio

	Years ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
$ in millions	2022	2021	2020	$	%	$	%
Revenues:
Retail	$743.6	$583.3	$586.4	$160.3	27%	$(3.1)	(1)%
Wholesale	41.0	19.5	11.0	21.5	110%	8.5	77%
RTO ancillary	63.6	49.9	44.0	13.7	27%	5.9	13%
Capacity revenues	4.3	5.9	4.2	(1.6)	(27)%	1.7	40%
Miscellaneous revenues	7.6	5.1	6.5	2.5	49%	(1.4)	(22)%
Total revenues	860.1	663.7	652.1	196.4	30%	11.6	2%

Operating costs and expenses:
Net fuel cost	—	0.5	1.6	(0.5)	(100)%	(1.1)	(69)%
Purchased power:
Purchased power	392.5	208.0	200.7	184.5	89%	7.3	4%
RTO charges	76.5	67.1	28.7	9.4	14%	38.4	134%
Net purchased power cost	469.0	275.1	229.4	193.9	70%	45.7	20%
Operation and maintenance	185.1	152.1	182.0	33.0	22%	(29.9)	(16)%
Depreciation and amortization	78.7	74.6	71.8	4.1	5%	2.8	4%
Taxes other than income taxes	85.1	81.9	79.1	3.2	4%	2.8	4%
Loss / (gain) on disposal of business	(0.6)	—	4.7	(0.6)	—%	(4.7)	(100)%
Total operating costs and expenses	817.3	584.2	568.6	233.1	40%	15.6	3%

Operating income	42.8	79.5	83.5	(36.7)	(46)%	(4.0)	(5)%

Other expense, net:
Interest expense	(28.8)	(24.2)	(24.3)	(4.6)	19%	0.1	—%
Other income / (expense)	1.9	(2.5)	(1.1)	4.4	(176)%	(1.4)	127%
Other expense, net	(27.0)	(26.7)	(25.4)	(0.3)	1%	(1.3)	5%

Income before income tax (a)	$15.8	$52.8	$58.1	$(37.0)	(70)%	$(5.3)	(9)%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of results of operations compares the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021. For discussion comparing the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020, see Item 7 – Management's Discussion

and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

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

During the year ended December 31, 2022, Revenues increased $196.4 million to $860.1 million from $663.7 million in the same period of the prior year. This increase was a result of:

$ in millions	2022 vs. 2021
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$121.1
Increase due to the TCRR Rider	6.7
Increase in USF Revenue Rate Rider	5.8
Other	(0.3)
Net change in retail rate	133.3

Volume
Net increase in demand primarily due to favorable weather	27.4

Other miscellaneous	(0.4)
Total retail change	160.3

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	21.5

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates	12.1

Miscellaneous revenue
Miscellaneous revenues	2.5

Net change in Revenues	$196.4

AES Ohio – Net Purchased Power
During the year ended December 31, 2022, Net Purchased Power increased $193.9 million compared to the prior year. This increase was a result of:

$ in millions	2022 vs. 2021
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid auction and recognition of previously deferred OVEC costs	$162.3
Volume
Increase primarily due to higher retail SSO load served due to demand and increased SSO customers	22.2
Total purchased power change	184.5
RTO charges
Increase primarily due to higher TCRR rates	9.4

Net change in purchased power	$193.9

AES Ohio - Operation and Maintenance
During the year ended December 31, 2022, Operation and Maintenance expense increased $33.0 million compared to the prior year. This increase was a result of:

$ in millions	2022 vs. 2021
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$7.6
Increase in net charges from Service Company	5.3
Increase in compensation and benefits expense	4.8
Increase in deferred storm costs (a)	4.7
Increase in Smart Grid R&D amortization (a)	3.0
Increase in tree trimming costs	1.2
Increase in consulting expenses	1.1
Increase in Smart Grid stipulation amortization	0.9
Increase in provision for credit losses	0.9
Increase due to write-off of COVID-19 deferral	0.9
Increase in IT expense	0.8
Other, net	1.8
Net change in Operations and Maintenance expense	$33.0

(a)There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

AES Ohio – Depreciation and Amortization
During the year ended December 31, 2022, Depreciation and amortization increased $4.1 million compared to the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the year ended December 31, 2022, Taxes other than income taxes increased $3.2 million compared to the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense
During the year ended December 31, 2022, Interest expense increased $4.6 million compared to the prior year. The increase was primarily the result of the issuance of $140.0 million additional debt in the second quarter of 2022.

AES Ohio – Other Income / (Expense)
During the year ended December 31, 2022, Other income / (expense) increased $4.4 million compared to the prior year. The increase was primarily the result of higher allowances for equity funds used during construction due to updated rates and higher construction work in process balances and lower defined benefit plan costs due to a decrease in the amortization of net loss.

AES Ohio – Income Tax Expense
During the year ended December 31, 2022, Income tax expense of $5.7 million in 2021 changed to benefit of $3.1 million in 2022, primarily due to a decrease in income before income tax compared to the prior year.

KEY TRENDS AND UNCERTAINTIES

During 2022 and beyond, we expect that our financial results will be driven primarily by retail demand and weather. As discussed in Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements in Item 8 – Financial Statements and Supplementary Data of this report, AES Ohio has requested PUCO approval to defer its decoupling costs consistent with the methodology approved in its distribution rate order. If approved, the deferral would be effective as of December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulations; and
•timely recovery of transmission and distribution expenditures.
Operational

COVID-19 Pandemic - The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets intermittently in the last three years. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We take a variety of measures to ensure our ability to transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate.

The COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers, but it has recovered. While we continued to experience some COVID-19 impacts in 2022, such impacts have not been material nor do we expect they will be material, particularly if reduced social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods. Also, see Item 1A – Risk Factors of this Annual Report on Form 10-K.

We have not had nor do we expect to have a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. We also have not experienced any material credit-related impacts due to the COVID-19 pandemic but continue to monitor and manage our credit exposures in a prudent manner.

Macroeconomic and Political
U.S. Income Tax - The macroeconomic and political environments in the U.S. have changed during 2021 and 2022. This could result in significant impacts to tax law. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. We are currently evaluating the applicability and effect of the new law but do not expect to realize any benefits through our effective tax rate.

Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years across the United States. The BIL’s energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional Low Income Home Energy Assistance Program funding. AES Ohio has identified potential opportunities associated with the BIL and is actively submitting concept papers and grants for those that align with our strategy going forward.

Inflation - In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary.

Reference Rate Reform - In July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified SOFR as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. The IBA expects to make separate announcements in this regard following the outcome of the consultation. The AES Ohio Credit Agreement has been transitioned off of LIBOR and while the DPL Credit Agreement continues to use LIBOR as the interest rate benchmark, it is expected that the DPL Credit Agreement will be retired on or before June 30, 2023.

Regulatory
For a comprehensive discussion of the market structure and regulation of DPL and AES Ohio, see Item 1 – Business – Regulation And Market Structure.

Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service, which is expected to go into effect when AES Ohio has a new electric security plan in place.

ESP 4 - On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. AES Ohio anticipates approval of ESP 4 in 2023.

Stipulation and Recommendation - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio’s applications pending at the PUCO for (i) approval of AES Ohio’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC has appealed this decision to the Ohio Supreme Court.

For more information on the above matters, see Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2022, cash, cash equivalents and restricted cash for DPL and AES Ohio was $30.6 million and $19.8 million, respectively, and available borrowing capacity at DPL and AES Ohio was $10.0 million and $130.0 million, respectively. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,552.6 million and $722.0 million, respectively, at December 31, 2022.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty or otherwise could have material adverse effects on our financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations as well as unfavorable regulatory outcomes could have a material adverse effect on our results of operations, financial condition and cash flows. See "RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LAWS" and "RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION" in Item 1A - Risk Factors and Item 1 – Business – Regulation And Market Structure. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 14, 2022 granting authority through December 31, 2023 to, among other things, issue up to $300.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in 2022 to, among other things, issue up to $140.0 million in First Mortgage Bonds. AES Ohio also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. AES Ohio does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

The following table summarizes the cash flows of DPL:

	Years ended December 31,
$ in millions	2022	2021	2020
Net cash provided by operating activities	$86.4	$116.9	$113.9
Net cash used in investing activities	(309.9)	(213.0)	(185.7)
Net cash provided by financing activities	227.4	97.3	50.3
Net increase / (decrease) in cash, cash equivalents and restricted cash	3.9	1.2	(21.5)
Balance at beginning of year	26.7	25.5	47.0
Cash, cash equivalents and restricted cash at end of year	$30.6	$26.7	$25.5

The following cash flow review compares the cash flows of DPL for the year ended December 31, 2022 to the cash flows for the year ended December 31, 2021. For discussion comparing the cash flows for the year ended December 31, 2021 to the cash flows for the year ended December 31, 2020, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

Fiscal year 2022 versus 2021:

DPL – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income / (loss)	$(4.7)	$22.1	$(26.8)
Depreciation and amortization	80.0	76.1	3.9
Deferred income taxes	(2.0)	4.7	(6.7)
Loss on early extinguishment of debt	0.1	—	0.1
Gain on disposal and sale of business	(0.6)	—	(0.6)
Net income / (loss), adjusted for non-cash items	72.8	102.9	(30.1)
Net change in operating assets and liabilities	13.6	14.0	(0.4)
Net cash provided by operating activities	$86.4	$116.9	$(30.5)

The net change in operating assets and liabilities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by the following:

$ in millions	$ Change
Increase from deferred regulatory costs, net primarily due to the recognition of previously deferred OVEC costs in 2022	$28.1
Decrease from accounts receivable primarily due to timing of billings and collections	(18.4)
Decrease from accrued taxes payable / receivable primarily due to tax payment of $17.5 million from AES in the prior year	(14.8)
Other	4.7
Net change in cash from changes in operating assets and liabilities	$(0.4)

DPL – Net cash from investing activities
Net cash used in investing activities increased $96.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(96.0)
Other	(0.9)
Net change in investing activities	$(96.9)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $130.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:

$ in millions	$ Change
Increase due to re-issuance of tax-exempt OAQDA bonds	$140.0
Increase due to higher net draws on revolving credit facilities	125.0
Decrease due to equity contribution from AES in the prior year	(132.5)
Other	(2.4)
Net change in financing activities	$130.1

Cash Flow Analysis - AES Ohio:

	Years ended December 31,
$ in millions	2022	2021	2020
Net cash provided by operating activities	$117.6	$130.2	$91.0
Net cash used in investing activities	(305.7)	(205.5)	(186.5)
Net cash provided by financing activities	193.4	78.0	86.0
Net increase / (decrease) in cash, cash equivalents and restricted cash	5.3	2.7	(9.5)
Balance at beginning of year	14.5	11.8	21.3
Cash, cash equivalents and restricted cash at end of year	$19.8	$14.5	$11.8

The following cash flow review compares the cash flows of AES Ohio for the year ended December 31, 2022 to the cash flows for the year ended December 31, 2021. For discussion comparing the cash flows for the year ended December 31, 2021 to the cash flows for the year ended December 31, 2020, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

Fiscal year 2022 versus 2021:

AES Ohio – Net cash from operating activities is summarized below:

	For the years ended December 31,		$ change
$ in millions	2022	2021	2022 vs. 2021
Net income	$18.9	$47.1	$(28.2)
Depreciation and amortization	78.7	74.6	4.1
Deferred income taxes	(2.3)	4.5	(6.8)
Loss on early extinguishment of debt	0.1	—	0.1
Gain on disposal of business	(0.6)	—	(0.6)
Net income, adjusted for non-cash items	94.8	126.2	(31.4)
Net change in operating assets and liabilities	22.8	4.0	18.8
Net cash provided by operating activities	$117.6	$130.2	$(12.6)

The net change in operating assets and liabilities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by the following:

$ in millions	$ Change
Increase from deferred regulatory costs, net primarily due to the recognition of previously deferred OVEC costs in 2022	$28.1
Decrease from accounts receivable primarily due to timing of billings and collections	(18.6)
Other	9.3
Net change in cash from changes in operating assets and liabilities	$18.8

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $100.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(94.4)
Other	(5.8)
Net change in investing activities	$(100.2)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $115.4 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:

$ in millions	$ Change
Increase due to re-issuance of tax-exempt OAQDA bonds	$140.0
Increase due to higher net draws on revolving credit facilities	140.0
Decrease due to equity contribution from DPL in the prior year	(150.0)
Decrease due to higher distributions to DPL	(12.0)
Other	(2.6)
Net change in financing activities	$115.4

Liquidity
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any dividend payments. For 2023 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing and funds from equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At December 31, 2022, DPL and AES Ohio have access to the following revolving credit agreements:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2022
DPL Credit Agreement	Revolving	June 2023	$45.0	$10.0

AES Ohio Credit Agreement	Revolving	December 2027	250.0	130.0

			$295.0	$140.0

As of December 31, 2022 and 2021, DPL had $35.0 million and $65.0 million in outstanding borrowings on the agreement, respectively. For more information on the DPL Credit Agreement, see Note 6 – DEBT of Notes to DPL's Consolidated Financial Statements.

As of December 31, 2022 and 2021, AES Ohio had $120.0 million and $0.0 million in outstanding borrowings on the agreement, respectively. For more information on the AES Ohio Credit Agreement, see Note 5 – DEBT of Notes to AES Ohio's Financial Statements.

Capital Requirements
Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 is currently estimated to cost approximately $1.3 billion and includes estimates as follows:

$ in millions	2023	2024	2025	For the three-year period from 2023 through 2025
Distribution-related additions, improvements and extensions	$146.0	$192.0	$201.0	$539.0
Transmission-related additions and improvements	156.0	192.0	140.0	488.0
Smart Grid Plan improvements and additions	75.0	66.0	51.0	192.0
Other	20.0	6.0	4.0	30.0
Total for AES Ohio	397.0	456.0	396.0	1,249.0

Other subsidiaries	5.0	3.0	2.0	10.0
Total for DPL	$402.0	$459.0	$398.0	$1,259.0

AES Ohio's projection includes expected spending under its Smart Grid Plan included in the comprehensive settlement approved by the PUCO on June 16, 2021 as well as new transmission and distribution projects. AES Ohio’s spending programs are contingent on successful regulatory outcomes in pending proceedings. See Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements for more information.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. AES Ohio anticipates spending approximately $39.0 million within the next five years to reinforce its transmission system to comply with mandatory NERC and FERC Form 715 planning requirements. These anticipated costs are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 6 – DEBT of Notes to DPL's Consolidated Financial Statements and Note 5 – DEBT of Notes to AES Ohio's Financial Statements.

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

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio.

Debt Ratings	DPL	AES Ohio	Outlook
Fitch Ratings	BB (a)	BBB+ (b)	Stable
Moody's Investors Service, Inc.	Ba1 (a)	A3 (b)	Negative
Standard & Poor's Financial Services LLC	BB (a)	BBB (b)	Negative

Credit ratings	DPL	AES Ohio	Outlook
Fitch Ratings	BB	BBB-	Stable
Moody's Investors Service, Inc.	Ba1	Baa2	Negative
Standard & Poor's Financial Services LLC	BB	BB	Negative

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

Off-Balance Sheet Arrangements
AES Ohio owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of a $1,100.0 million debt obligation comprised of both fixed and variable rate securities with maturities between 2026 and 2040. This would only happen if OVEC defaulted on its debt payments. At December 31, 2022, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2022, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,552.6	$0.2	$415.4	$140.4	$996.6
Interest payments	729.5	63.6	118.7	89.5	457.7
Electricity purchase commitments	599.7	420.9	178.8	—	—
Purchase orders and other contractual obligations	320.2	255.0	65.2	—	—
Total contractual obligations	$3,202.0	$739.7	$778.1	$229.9	$1,454.3

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
AES Ohio:
Long-term debt	$722.0	$0.2	$0.4	$140.4	$581.0
Interest payments	566.2	27.8	55.6	52.2	430.6
Electricity purchase commitments	599.7	420.9	178.8	—	—
Purchase orders and other contractual obligations	315.9	250.8	65.1	—	—
Total contractual obligations	$2,203.8	$699.7	$299.9	$192.6	$1,011.6

Long-term debt:
DPL’s Long-term debt at December 31, 2022 consists of DPL’s unsecured notes and Capital Trust II securities, along with AES Ohio’s First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

AES Ohio’s Long-term debt at December 31, 2022 consists of its First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 6 – DEBT of the Notes to DPL's Consolidated Financial Statements and Note 5 – DEBT of the Notes to AES Ohio's Financial Statements.

Interest payments:
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2022.

Electricity purchase commitments:
AES Ohio enters into long-term contracts for the purchase of electricity through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2022, DPL and AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include:
•regulatory liabilities (see Note 2 – REGULATORY MATTERS of Notes to DPL's Consolidated Financial Statements and Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Financial Statements);

•taxes (see Note 7 – INCOME TAXES of Notes to DPL's Consolidated Financial Statements and Note 6 – INCOME TAXES of Notes to AES Ohio's Financial Statements);
•pension and other postretirement employee benefit liabilities (see Note 8 – BENEFIT PLANS of Notes to DPL's Consolidated Financial Statements and Note 7 – BENEFIT PLANS of Notes to AES Ohio's Financial Statements);
•contingencies (see Note 10 – CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES of Notes to DPL's Consolidated Financial Statements and Note 9 – CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES of Notes to AES Ohio's Financial Statements); and
•amounts due to related parties (see Note 11 – RELATED PARTY TRANSACTIONS of Notes to DPL's Consolidated Financial Statements and Note 10 – RELATED PARTY TRANSACTIONS of Notes to AES Ohio's Financial Statements).

Reserve for uncertain tax positions:
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $0.4 million at December 31, 2022, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

Revenue Recognition (including Unbilled Revenues)
At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues is accrued. In making our estimates of unbilled revenues, we use complex models that consider various factors including known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2022 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2022 is immaterial. For further information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, see Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and Note 13 – REVENUES of Notes to DPL's Consolidated Financial Statements and Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and Note 11 – REVENUES of Notes to AES Ohio's Financial Statements.

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

Pension Plans
The valuation of our benefit obligation, fair value of plan assets, and net periodic benefit costs requires various estimates and assumptions, the most significant of which include the discount rate and expected return on plan assets. We review these and other assumptions, such as mortality, on an annual basis. See Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of Notes to DPL's Consolidated Financial Statements and Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of Notes to AES Ohio's Financial Statements for information on our accounting policies regarding the Pension Plans.

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

LEGAL AND OTHER MATTERS

Discussions of legal and other matters are provided in Item 1 – Business – Environmental Matters, Item 1 – Business – Regulation And Market Structure and Item 3 – Legal Proceedings. Such discussions are incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

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

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see Item 1A – Risk Factors. Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and we may not be adequately hedged against our exposure to changes in interest rates.

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

Interest rate risk
We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 6 – DEBT of Notes to DPL's Consolidated Financial Statements and Note 5 – DEBT of Notes to AES Ohio's Financial Statements.

At December 31, 2022, DPL's variable rate debt totaled $155.0 million, consisting of $35.0 million under DPL's revolving credit facility and $120.0 million under AES Ohio's revolving credit facility. At December 31, 2022, a 100-basis point change in the applicable rates on our variable-rate debt would result in an approximate $1.6 million change in DPL's interest expense and an approximate $1.2 million change in AES Ohio's interest expense.

The principal amount of DPL’s long-term debt was $1,552.6 million at December 31, 2022, consisting of DPL’s unsecured notes, Capital Trust II securities along with AES Ohio’s First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to ASC 805 - Business Combinations. The fair value of this debt at December 31, 2022 was $1,393.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are subject to refinancing risk:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2023	2024	2025	2026	2027	Thereafter	2022	2022
Long-term debt
Fixed-rate debt	$0.2	$0.2	$415.2	$0.2	$140.2	$996.6	1,552.6	1,393.4

Average interest rate	4.2%	4.2%	4.1%	4.2%	4.2%	4.1%

Total							$1,552.6	$1,393.4

The principal amount of AES Ohio’s long-term debt was $722.0 million at December 31, 2022, consisting of its First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2022 was $627.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about AES Ohio’s debt obligations that are subject to refinancing risk.

AES Ohio	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2023	2024	2025	2026	2027	Thereafter	2022	2022
Long-term debt
Fixed-rate debt	$0.2	$0.2	$0.2	$0.2	$140.2	$581.0	722.0	627.9

Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	3.8%

Total							$722.0	$627.9

Equity price risk
At December 31, 2022, approximately 32% of the defined benefit pension plan assets were comprised of investments in equity securities and 68% related to investments in fixed income securities, cash and cash equivalents and alternative investments. The equity securities are carried at their market value of approximately $88.5 million at December 31, 2022. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $8.9 million reduction in fair value at December 31, 2022 and approximately a $1.2 million increase to the 2023 pension expense. See Note 8 – BENEFIT PLANS of Notes to DPL's Consolidated Financial Statements and Note 7 – BENEFIT PLANS of Notes to AES Ohio's Financial Statements for more information on our pension plans.

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

FINANCIAL STATEMENTS

DPL Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income / (loss), shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Accounting

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple consolidated financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2022, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the consolidated financial statements and related disclosures.

How We Addressed the Matter in Our Audit
To evaluate the Company’s significant judgments in accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
March 1, 2023

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2022	2021	2020
Revenues	$869.0	$672.7	$660.5

Operating costs and expenses
Net fuel cost	0.1	0.5	1.7
Net purchased power cost	470.2	276.3	230.6
Operation and maintenance	184.7	152.4	181.7
Depreciation and amortization	80.0	76.1	73.3
Taxes other than income taxes	85.3	82.1	79.4
Loss / (gain) on disposal of business (Note 15)	(0.6)	—	4.7
Total operating costs and expenses	819.7	587.4	571.4

Operating income	49.3	85.3	89.1

Other income / (expense), net
Interest expense	(67.8)	(62.9)	(71.3)
Loss on early extinguishment of debt	(0.1)	—	(31.7)
Other income	4.3	—	2.0
Other expense, net	(63.6)	(62.9)	(101.0)

Income / (loss) from continuing operations before income tax	(14.3)	22.4	(11.9)

Income tax benefit from continuing operations	(9.6)	(0.5)	(5.5)

Net income / (loss) from continuing operations	(4.7)	22.9	(6.4)

Discontinued operations (Note 14)
Loss from discontinued operations before income tax	—	(1.0)	(0.6)
Gain from disposal of discontinued operations	—	—	6.1
Income tax expense / (benefit) from discontinued operations	—	(0.2)	0.1
Net income / (loss) from discontinued operations	—	(0.8)	5.4

Net income / (loss)	$(4.7)	$22.1	$(1.0)
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2022	2021	2020
Net income / (loss)	$(4.7)	$22.1	$(1.0)
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.2, $0.2 and $0.2 for each respective period	(0.8)	(0.8)	(0.9)
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of $0.0, $0.0 and $0.0 for each respective period	0.1	—	—
Net gain / (loss) for the period, net of income tax effect of $(0.7), $(1.8) and $2.6 for each respective period	2.1	6.4	(8.8)
Reclassification to earnings, net of income tax effect of $(0.3), $(0.6) and $(0.3) for each respective period	1.0	1.9	1.0
Net change in unfunded pension and other postretirement obligations	3.2	8.3	(7.8)

Other comprehensive income / (loss)	2.4	7.5	(8.7)

Net comprehensive income / (loss)	$(2.3)	$29.6	$(9.7)

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30.5	$26.6
Accounts receivable, net of allowance for credit losses of $0.5 and $0.3, respectively (Note 1)	91.9	71.5
Inventories	26.8	14.4
Taxes applicable to subsequent years	94.0	83.1
Regulatory assets, current (Note 2)	39.2	24.5
Taxes receivable	10.9	2.7
Prepayments and other current assets	3.9	7.6
Total current assets	297.2	230.4

Property, plant and equipment:
Property, plant and equipment (Note 3)	2,193.6	1,990.4
Less: Accumulated depreciation and amortization	(505.7)	(464.0)
	1,687.9	1,526.4
Construction work in process	197.1	174.4
Total net property, plant and equipment	1,885.0	1,700.8
Other non-current assets:
Regulatory assets, non-current (Note 2)	129.8	176.8
Intangible assets, net of amortization	70.1	33.7
Other non-current assets	40.3	30.1
Total other non-current assets	240.2	240.6

Total assets	$2,422.4	$2,171.8

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$155.2	$65.2
Accounts payable	129.5	111.0
Accrued taxes	88.4	85.1
Accrued interest	16.1	15.3
Customer deposits	16.7	15.0
Regulatory liabilities, current (Note 2)	40.4	14.6
Accrued and other current liabilities	20.9	17.1
Total current liabilities	467.2	323.3
Non-current liabilities:
Long-term debt (Note 6)	1,535.7	1,395.3
Deferred income taxes (Note 7)	199.0	187.9
Taxes payable	94.5	83.6
Regulatory liabilities, non-current (Note 2)	198.7	229.3
Accrued pension and other postretirement obligations (Note 8)	41.8	62.3
Other non-current liabilities	9.2	11.5
Total non-current liabilities	2,078.9	1,969.9

Commitments and contingencies (Note 10)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2022 and 2021	—	—
Other paid-in capital	2,601.3	2,601.3
Accumulated other comprehensive loss	(2.4)	(4.8)
Accumulated deficit	(2,722.6)	(2,717.9)
Total common shareholder's deficit:	(123.7)	(121.4)

Total liabilities and shareholder's deficit	$2,422.4	$2,171.8
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2022	2021	2020
Cash flows from operating activities:
Net income / (loss)	$(4.7)	$22.1	$(1.0)
Adjustments to reconcile Net income / (loss) to Net cash from operating activities
Depreciation and amortization	80.0	76.1	73.6
Deferred income taxes	(2.0)	4.7	39.8
Loss on early extinguishment of debt	0.1	—	31.7
Gain on disposal and sale of business, net	(0.6)	—	(1.4)
Changes in certain assets and liabilities:
Accounts receivable, net	(20.4)	(2.0)	11.2
Inventories	(12.5)	(5.5)	4.9
Taxes applicable to subsequent years	(10.9)	(5.2)	(0.2)
Deferred regulatory costs, net	38.4	10.3	(34.0)
Other non-current assets	5.8	(4.0)	(2.3)
Accounts payable	14.0	15.7	(10.1)
Accrued taxes payable / receivable	5.8	20.6	8.0
Accrued interest	0.8	(0.7)	4.6
Accrued pension and other postretirement obligations	(11.4)	(12.2)	(11.8)
Other	4.0	(3.0)	0.9
Net cash provided by operating activities	86.4	116.9	113.9
Cash flows from investing activities:
Capital expenditures	(287.3)	(191.3)	(157.3)
Cost of removal payments	(22.4)	(17.2)	(25.5)
Proceeds from disposal and sale of business interests	0.5	—	1.6
Payments on disposal and sale of business interests	(0.6)	(3.9)	(8.9)
Proceeds from sale of property	—	—	5.1
Other investing activities, net	(0.1)	(0.6)	(0.7)
Net cash used in investing activities	(309.9)	(213.0)	(185.7)
Cash flows from financing activities:
Payments of deferred financing costs	(2.6)	(0.2)	(7.8)
Retirement of debt	—	—	(550.8)
Issuance of long-term debt	140.0	—	555.0
Borrowings from revolving credit facilities	255.0	120.0	185.0
Repayment of borrowings from revolving credit facilities	(165.0)	(155.0)	(229.0)
Equity contribution from parent	—	132.5	98.0
Other financing activities, net	—	—	(0.1)
Net cash provided by financing activities	227.4	97.3	50.3
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	3.9	1.2	(21.5)
Balance at beginning of year	26.7	25.5	47.0
Cash, cash equivalents and restricted cash at end of year	$30.6	$26.7	$25.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$62.0	$59.3	$67.8
Income taxes refunded, net	$—	$(17.5)	$(51.9)
Non-cash financing and investing activities:
Accruals for capital expenditures	$47.0	$42.6	$31.7
Accruals from sale of business	$—	$—	$2.2
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Shareholder's Deficit
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Year ended December 31, 2020
Beginning balance	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net loss					(1.0)	(1.0)
Other comprehensive loss				(8.7)		(8.7)
Equity contribution from parent			98.0			98.0
Other			0.1			0.1
Ending balance	1	—	2,468.8	(12.3)	(2,740.0)	(283.5)
Year ended December 31, 2021
Net income					22.1	22.1
Other comprehensive income				7.5		7.5
Equity contribution from parent			132.5			132.5
Ending balance	1	—	2,601.3	(4.8)	(2,717.9)	(121.4)
Year ended December 31, 2022
Net loss					(4.7)	(4.7)
Other comprehensive income				2.4		2.4
Ending balance	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)

(a)1,500 shares authorized.

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021 and 2020

1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
DPL, an indirectly wholly-owned subsidiary of AES, is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL owns all of the outstanding common stock of DP&L, which does business as AES Ohio. Substantially all of DPL’s business consists of transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Ohio. The terms “we”, “us”, “our” and “ours” are used to refer to DPL and its subsidiaries.

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 536,000 customers located in West Central Ohio. AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020 and currently owns numerous transmission facilities. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio also sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

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

Financial Statement Presentation
We prepare Consolidated Financial Statements for DPL. DPL’s Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report is issued. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Use of Management Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the revenues and expenses of the periods reported. Actual results could differ from these estimates and assumptions. Significant items subject to such estimates and assumptions include: the carrying value of Property, plant and equipment; unbilled revenues; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	December 31,
$ in millions	2022	2021
Cash and cash equivalents	$30.5	$26.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$30.6	$26.7

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2022 and 2021:

	December 31,
$ in millions	2022	2021
Accounts receivable, net
Customer receivables	$61.3	$42.3
Unbilled revenues	24.0	19.2
Amounts due from affiliates	3.2	3.1
Other	3.9	7.2
Allowance for credit losses	(0.5)	(0.3)
Total accounts receivable, net	$91.9	$71.5

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowance	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$2.5	$(4.1)	$1.8	$0.5
2021	$2.8	$(0.4)	$(3.5)	$1.4	$0.3

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

Inventories
Inventories are carried at average cost, net of reserves, and consist of materials and supplies used for utility operations.

Regulatory Accounting
As a regulated utility, AES Ohio applies the provisions of ASC 980 - Regulated Operations, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that AES Ohio expects to incur in the future.

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

Property, Plant and Equipment
New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and AFUDC. AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $7.2 million, $3.7 million and $3.0 million in the years ended December 31, 2022, 2021 and 2020, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $1,885.0 million and $1,700.8 million as of December 31, 2022 and 2021, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 3.3% in 2022, 3.7% in 2021 and 3.8% in 2020. Depreciation expense was $76.7 million, $72.9 million and $70.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation and amortization expense in the Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Intangibles
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized over its estimated useful lives. These capitalized software intangible assets have a seven year-weighted average amortization period. The following table presents the cost and related accumulated amortization of capitalized software, the related amortization expense is included in Depreciation and amortization in the Consolidated Statements of Operations, and the estimated future amortization:

		December 31,
$ in millions		2022	2021
Capitalized software		$105.0	$64.9

Accumulated amortization		$(36.1)	$(33.1)

	Years ended December 31,
	2022	2021	2020
Amortization expense	$3.3	$3.2	$3.3

Estimated future amortization
Years ending December 31,
2023			$2.8
2024			2.8
2025			2.4
2026			2.0
2027			1.1
Total			$11.1

Implementation Costs Related to Software as a Service
DPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $12.5 million and $8.0 million as of December 31, 2022 and 2021, respectively, and these are recorded within Other non-current assets on the accompanying Consolidated Balance Sheets.

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

Financial Derivatives
We have contracts involving the physical delivery of energy. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815 - Derivatives and Hedging, we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We used cash flow hedge accounting when the hedge or a portion of the hedge was deemed to be highly effective, which resulted in changes in fair value being recorded within accumulated other comprehensive loss, a component of shareholder’s deficit. We elected not to offset net derivative positions in the consolidated financial statements. Accordingly, we did not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for additional information.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the years ended December 31, 2022, 2021 and 2020 are as follows:

Details about AOCL Components	Affected line in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2022	2021	2020
Gains and losses on cash flow hedges (Note 5):
	Interest expense	(1.0)	(1.0)	(1.1)
	Income tax effect	0.2	0.2	0.2
	Net of income taxes	(0.8)	(0.8)	(0.9)

Amortization of unfunded pension and other postretirement obligations (Note 8):
	Other expense	1.3	2.5	1.3
	Income tax effect	(0.3)	(0.6)	(0.3)
	Net of income taxes	1.0	1.9	1.0

Total reclassifications for the period, net of income taxes		$0.2	$1.1	$0.1

The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2022 and 2021 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance at January 1, 2021	$13.6	$(25.9)	$(12.3)

Other comprehensive income before reclassifications	—	6.4	6.4
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	1.9	1.1
Net current period other comprehensive income / (loss)	(0.8)	8.3	7.5

Balance at December 31, 2021	12.8	(17.6)	(4.8)

Other comprehensive income before reclassifications	—	2.2	2.2
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	1.0	0.2
Net current period other comprehensive income / (loss)	(0.8)	3.2	2.4

Balance at December 31, 2022	$12.0	$(14.4)	$(2.4)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Insurance and claims costs associated with MVIC include estimated liabilities of approximately $1.6 million and $2.3 million at December 31, 2022 and 2021, respectively, within Accrued and other current liabilities on the accompanying Consolidated Balance Sheets. DPL has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $7.8 million and $9.7 million at December 31, 2022 and 2021, respectively, within Accrued and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Revenue Recognition
Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenues on our Consolidated Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. For additional information, see Note 13 – REVENUES.

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

	Years ended December 31,
$ in millions	2022	2021	2020
Excise taxes collected	$49.2	$48.7	$48.1

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Pension and Postretirement Benefits
We recognize in our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, which would otherwise be recognized in AOCL, recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCL. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

We account for and disclose pension and postretirement benefits in accordance with the provisions of GAAP relating to the accounting for pension and other postretirement plans. These GAAP provisions require the use of assumptions, such as the discount rate for liabilities and long-term rate of return on assets, in determining the obligations, annual cost and funding requirements of the plans. Consistent with the requirements of ASC 715 - Compensation - Retirement Benefits, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

See Note 8 – BENEFIT PLANS for more information.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of the existing assets and liabilities and their respective income tax bases. We establish an allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our tax positions are evaluated under a more likely than not recognition threshold and measurement analysis before they are recognized for consolidated financial statement reporting. Uncertain tax positions have been classified as noncurrent income tax liabilities unless expected to be paid within one year. Our policy for interest and penalties is to recognize interest and penalties as a component of the provision for income taxes in the Consolidated Statements of Operations.

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

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation, which represents a full and unconditional guarantee of payments to the capital security holders of the Master Trust.

Discontinued Operations
Discontinued operations reporting occurs only when the disposal of a business or a group of assets represents a strategic shift that has (or will have) a major effect on our operations and financial results. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the Consolidated Statements of Operations and Consolidated Balance Sheets are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing and financing activities on the face of the Consolidated Statements of Cash Flows.

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

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Adopted
2020-04 and 2021-01 and 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2024).	Effective for all entities as of March 12, 2020 through December 31, 2024.	We adopted this standard on a prospective basis and it did not have a material impact on the Consolidated Financial Statements.

Adoption of ASC Topic 326 -, Financial Instruments - Credit Losses
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

2 – REGULATORY MATTERS

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service.
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

These rates will go into effect when AES Ohio has a new electric security plan in place. AES Ohio anticipates approval of ESP 4 in 2023.

AES Ohio ESPs, SEET Proceedings and Comprehensive Settlement
AES Ohio ESP - Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court, the Commission’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenues dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal are expected but not yet scheduled.

ESP 4 filing - On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge would continue as part of ESP 4. The plan requires PUCO approval and an evidentiary hearing is scheduled for April 12, 2023.

Decoupling
On January 23, 2021, AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. An evidentiary hearing was held in May 2021. If approved, the deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. These amounts were also included in the ESP 4 application and proposed to be recovered in a new rider.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, AES Ohio filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required AES Ohio to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. AES Ohio filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. AES Ohio had recorded a $0.9 million regulatory asset as of December 31, 2021; however, during the third quarter of 2022, AES Ohio decided it will not seek recovery in a future rate proceeding and, thus, wrote off the $0.9 million deferral, which is included in Operation and maintenance on the Consolidated Statements of Operations.

FERC Proceedings
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. This filing was approved and made effective as of May 3, 2020, subject to possible refunds if the approved rates were modified. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Pursuant to the approved mechanisms and formula, transmission rates were adjusted, effective on January 1, 2022, to reflect projected 2022 costs, adjusted to true-up the projections of revenues and costs incurred during 2020. Adjustments to true-up 2021 revenues and costs will be reflected in 2023 formula transmission rates. At December 31, 2022, AES Ohio has recorded a liability of $18.2 million, with $12.8 million classified as current, representing credits owed to customers for the 2022 and 2021 annual true-ups.

Regulatory Assets and Liabilities
In accordance with ASC 980 - Regulated Operations ("ASC 980"), we have recognized total regulatory assets of $169.0 million and $201.3 million at December 31, 2022 and 2021, respectively, and total regulatory liabilities of $239.1 million and $243.9 million at December 31, 2022 and 2021, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2022	2021
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2023	$38.7	$23.9
Rate case expenses being recovered in base rates	B	2023	0.5	0.6
Total regulatory assets, current			39.2	24.5

Regulatory assets, non-current:
Pension benefits	B	Ongoing	64.2	76.2
Unrecovered OVEC charges	C		—	28.9
Regulatory compliance costs	B	Undetermined	6.4	6.3
Smart grid and AMI costs	B	2025	2.3	5.2
Unamortized loss on reacquired debt	B	Various	2.0	4.3
Deferred storm costs	A	Undetermined	8.7	15.2
Deferred rate case costs	B	Undetermined	1.9	1.8
Deferred vegetation management and other	A/B	Undetermined	23.0	18.7
Decoupling deferral	C	Undetermined	13.8	13.8
Uncollectible deferral	C	Undetermined	7.5	6.4
Total regulatory assets, non-current			129.8	176.8

Total regulatory assets			$169.0	$201.3

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2023	$27.6	$14.2
Transmission formula rate credits	A	2023	12.8	0.4
Total regulatory liabilities, current			40.4	14.6

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	136.8	145.2
Deferred income taxes payable through rates		Various	45.2	57.5
TCJA regulatory liability	B	Ongoing	4.5	6.5
Transmission formula rate credits	A	2024	5.4	12.2
PJM transmission enhancement settlement	A	2025	3.5	5.1
Postretirement benefits	B	Ongoing	3.3	2.8
Total regulatory liabilities, non-current			198.7	229.3

Total regulatory liabilities			$239.1	$243.9
A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. These costs include: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider. Also included are the current portion of rate case expense costs, storm costs, Smart Grid O&M, Smart Grid Depreciation, the Infrastructure Investment Rider and Smart Grid R&D, which do not earn a return and are described in greater detail below. Current regulatory liabilities include the overcollection of alternative energy costs, legacy generation costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement, the transmission rate true-up (including an anticipated refund as a result of a FERC audit) and the TCJA regulatory liability.

AES Ohio is earning a return on $3.5 million of the net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider, partially offset by the overcollection of economic development costs and legacy generation costs.

Pension benefits represent the qualifying ASC 715 costs of our regulated operations that for ratemaking purposes are deferred for future recovery. We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. This regulatory asset represents the regulated portion that would otherwise be charged as a loss to OCI. As per PUCO and FERC precedents, these costs are probable of future rate recovery.

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recovered through AES Ohio’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through AES Ohio’s reconciliation rider which was authorized as part of the ESP 3. AES Ohio has requested recovery of these costs through a proposed rider in ESP 4. During the third quarter of 2022, AES Ohio recorded a $28.9 million reduction to this regulatory asset as a charge to Net purchased power cost in the Condensed Consolidated Statements of Operations in accordance with the provisions of ASC 980.

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs were being recovered over a three-year period that began November 1, 2017 through a rider approved in the ESP 3. That rider was eliminated with the approval of the ESP 1 rate plan, so the balance as of December 18, 2019 remains a regulatory asset for future recovery. AES Ohio has requested recovery of the remaining balance through a proposed rider in ESP 4.

Rate case expenses represents costs associated with preparing distribution rate cases. AES Ohio was granted recovery of these costs for the 2015 case which do not earn a return, as part of the DRO. Recovery of costs for the 2020 case were included in the 2020 rate case filing.

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

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2021 and 2022. AES Ohio files annual petitions seeking recovery of storm costs. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. These costs are included in AES Ohio's 2020 distribution rate case application.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, AES Ohio withdrew its application in the ESP 3 and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that AES Ohio no longer has a Decoupling Rider. As described above, AES Ohio filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider; these amounts were also included in the ESP 4 application and proposed to be recovered in a new rider.

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenues associated with the bypassable uncollectible portion of the standard offer rate. The DRO established that these costs would be recovered in a rider outside of base rates, thus no uncollectible expense is included in base rates. These costs are included in the 2020 distribution rate case.

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

TCJA regulatory liability represents the long-term portion of both protected and unprotected excess Accumulated Deferred Income Taxes ("ADIT") for both transmission and distribution portions, grossed up to reflect the revenue requirement. As a part of the DRO, AES Ohio agreed that savings from the TCJA attributable to distribution facilities, including the excess ADIT and the regulatory liability, constitute amounts that will be returned to customers. As a result of the TCJA and subsequent DRO, AES Ohio entered into a stipulation to resolve all remaining TCJA items related to its distribution rates, including a proposal to return no less than $4.0 million per year for the first five years unless fully returned in the first five years via a tax savings cost rider for the distribution portion of the balance. On September 26, 2019, an order approved the stipulation in its entirety.

Transmission Formula Rate Credits liability represents the amounts due to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under "FERC Proceedings".

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

Postretirement benefits represent the qualifying ASC 715 gains related to our regulated operations that, for ratemaking purposes, are probable of being reflected in future rates. We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. This regulatory liability represents the regulated portion that would otherwise be reflected as a gain to OCI.

3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	399.2	2.4%	$306.9	3.1%
Distribution	1,658.9	3.7%	1,547.0	4.0%
General	20.7	5.2%	34.1	3.2%
Non-depreciable	79.4	N/A	71.2	N/A
Total regulated	2,158.2		1,959.2
Unregulated:
Other	$30.6	3.7%	26.5	4.2%
Non-depreciable	4.8	N/A	4.7	N/A
Total unregulated	35.4		31.2

Total property, plant and equipment in service	$2,193.6	3.3%	$1,990.4	3.7%

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $136.8 million and $145.2 million in estimated costs of removal at December 31, 2022 and 2021, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates less the cumulative removal costs actually incurred. See Note 2 – REGULATORY MATTERS for additional information.

The following is a summary of the changes in the regulatory liability for T&D asset removal costs:

	2022	2021
Balance as of January 1	$145.2	$138.8
Additions	17.6	17.0
Settlements	(26.0)	(10.6)
Balance as of December 31	$136.8	$145.2

4 – FAIR VALUE

The fair value of our financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value Hierarchy and Valuation Techniques
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are categorized using the market approach as follows for DPL:
•Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market. This includes inputs used for money market accounts that are considered cash equivalents, open-ended mutual funds and exchange-traded funds in the Master Trust. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions;
•Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets. This includes the common collective trust pension plan assets valued using the net asset value method. See Note 8 – BENEFIT PLANS for more information; and
•Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. These inputs are used for certain debt balances because the notes are not publicly traded. The fair value reflects management’s own assumptions about the inputs used in pricing the liability. Our long-term debt is fair valued for disclosure purposes only.

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Consolidated Balance Sheets at their gross fair value.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Consolidated Balance Sheets and classified as equity securities. Gains / (losses) on these assets were $(1.7) million, $0.7 million and $0.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Recurring Fair Value Measurements
The fair value of assets at December 31, 2022 and 2021 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2022				Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.5	$—	$—	$0.5	$0.4	$—	$—	$0.4
Mutual funds	7.0	—	—	7.0	—	9.0	—	9.0
Total assets	$7.5	$—	$—	$7.5	$0.4	$9.0	$—	$9.4

Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2025 to 2061. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of December 31, 2022				Carrying Amount	Fair value as of December 31, 2021
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,535.9	$—	$1,376.4	$17.0	$1,393.4	$1,395.5	$—	$1,502.5	$17.2	$1,519.7

5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

DPL previously used derivative financial instruments primarily to manage the interest rate risk associated with our long-term debt. The derivative instruments were used for risk management purposes and were designated as cash flow hedges if they qualified under FASC 815 for accounting purposes.

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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2022	2021	2020
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge	Interest Rate Hedge
Beginning accumulated derivative gain in AOCL	$12.8	$13.6	$14.5

Net gains reclassified to earnings:
Interest expense	(0.8)	(0.8)	(0.9)
Ending accumulated derivative gain in AOCL	$12.0	$12.8	$13.6

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

6 – DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2022	December 31, 2021
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	—
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	—
U.S. Government note	4.20%	2061	17.0	17.2
Unamortized deferred financing costs			(6.9)	(5.4)
Unamortized debt discounts and premiums, net			(2.4)	(2.5)
Total long-term debt at AES Ohio			712.7	574.3

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(6.7)	(8.6)
Unamortized debt discounts and premiums, net			(0.7)	(0.8)
Total long-term debt			1,535.9	1,395.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,535.7	$1,395.3

(a)First mortgage bonds issued to the OAQDA, to secure the loan of proceeds from tax-exempt bonds issued by the OAQDA. The bonds have a final maturity date of November 1, 2040 but are subject to a mandatory put in June 2027.
(b)First mortgage bonds issued to the OAQDA, to secure the loan of proceeds from tax-exempt bonds issued by the OAQDA. The bonds have a final maturity date of January 1, 2034 but are subject to a mandatory put in June 2027.
(c)    Note payable to related party. See Note 11 – RELATED PARTY TRANSACTIONS for additional information.

Revolving Credit Agreements
The DPL Credit Agreement is a committed line of credit secured by a pledge of common stock that DPL owns in AES Ohio and is used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2023, and bears interest at variable rates as described in the agreement. It includes an uncommitted $50.0 million accordion feature to provide DPL with an option to request an increase in the size of the facility, subject to approval by the lenders. At December 31, 2022 and 2021, the DPL Credit Agreement had outstanding borrowings of $35.0 million and $65.0 million, respectively.

AES Ohio entered into a second amendment and restatement of the AES Ohio Credit Agreement on December 22, 2022 with a syndication of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the agreement. It includes an uncommitted $100.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility, subject to approval by the lenders.

The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2022 and 2021, the AES Ohio Credit Agreement had outstanding borrowings of $120.0 million and $0.0 million, respectively.

Debt Maturities
At December 31, 2022, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2023	$0.2
2024	0.2
2025	415.2
2026	0.2
2027	140.2
Thereafter	996.6
1,552.6
Unamortized discounts	(3.1)
Deferred financing costs, net	(13.6)
Total long-term debt	$1,535.9

Significant Transactions
On June 1, 2022, AES Ohio re-issued $140.0 million of tax-exempt OAQDA Collateralized Pollution Revenue Refunding Bonds that had been held in trust, Series 2015A&B. AES Ohio re-issued $140.0 million aggregate principal amount of first mortgage bonds to the OAQDA in two series: $100.0 million Series 2015A bonds at an interest rate of 4.25% and $40.0 million Series 2015B at an interest rate of 4.00% to secure the loan of proceeds from these bonds issued by the OAQDA. These bonds are subject to a mandatory put date of June 1, 2027.

Debt Covenants and Restrictions
The DPL Credit Agreement has two financial covenants. The first financial covenant, minimum EBITDA of $150.0 million, is calculated at the end of each fiscal quarter for the four prior fiscal quarters. As of December 31, 2022, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.00 to 1.00. As of December 31, 2022, DPL was in compliance with this financial covenant.

The DPL Credit Agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of December 31, 2022, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Starting with the quarter ended September 30, 2021, the borrowing limit on the DPL Credit Agreement will be reduced by $5.0 million per quarter should the Total Debt to EBITDA ratio for the period of four consecutive quarters exceed 7.00 to 1.00. As of December 31, 2022, DPL exceeded this ratio and the borrowing limit was reduced from $50.0 million to $45.0 million.

The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2022 AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2022, AES Ohio and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

7 – INCOME TAXES

DPL’s components of income tax expense for both continuing and discontinued operations were as follows:

	Years ended December 31,
$ in millions	2022	2021	2020
Components of tax benefit
Federal - current	$(7.6)	$(5.5)	$(45.1)
State and Local - current	—	—	(0.1)
Total current	(7.6)	(5.5)	(45.2)

Federal - deferred	(2.1)	4.4	38.7
State and local - deferred	0.1	0.4	1.1
Total deferred	(2.0)	4.8	39.8
Total tax benefit	$(9.6)	$(0.7)	$(5.4)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes:

	Years ended December 31,
	2022	2021	2020
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	(1.6)%	2.8%	(13.1)%
AFUDC - equity	2.5%	3.3%	(23.6)%
Depreciation of flow-through differences	43.8%	(29.0)%	94.8%
Amortization of investment tax credits	0.1%	(0.6)%	4.1%
Other, net	1.3%	(0.8)%	1.2%
Effective tax rate	67.1%	(3.3)%	84.4%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2022	2021
Net non-current assets / (liabilities)
Depreciation / property basis	$(185.5)	$(166.4)
Income taxes recoverable	9.2	13.6
Regulatory assets	(22.8)	(20.6)
Investment tax credit	0.1	0.6
Compensation and employee benefits	(2.8)	(3.4)
Intangibles	—	(0.4)
Long-term debt	5.1	(1.5)
Other (a)	(2.3)	(9.8)
Net non-current liabilities	$(199.0)	$(187.9)

(a)    The Other caption includes deferred tax assets of $36.6 million in 2022 and $37.1 million in 2021 related to state and local tax net operating loss carryforwards, with related valuation allowances of $36.6 million in 2022 and $37.1 million in 2021. These net operating loss carryforwards expire from 2020 to 2037.

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

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss:

	Years ended December 31,
$ in millions	2022	2021	2020
Tax expense / (benefit)	$0.8	$2.2	$(2.6)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2022 and was $0.4 million at December 31, 2022 and 2021.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2022 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2022	2021	2020
Unrecognized tax benefits at January 1	$0.4	$1.4	$3.5
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	—	(1.0)	(2.1)
Unrecognized tax benefits at December 31	$0.4	$0.4	$1.4

Tax years subsequent to 2012 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

DPL is no longer subject to U.S. federal income tax examinations for tax years through 2012, but is open for all subsequent periods. DPL is no longer subject to state income tax examinations for tax years through 2017 but is open for all subsequent periods.

8 – BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.0 million and $8.9 million at December 31, 2022 and 2021, respectively, were not material to the Consolidated Financial Statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,700 for 2022 and they are fully vested in their employer contributions after 3 years of service. Certain non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions.

We contributed $3.3 million, $3.3 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

Defined Benefit Plans
AES Ohio sponsors a traditional defined benefit pension plan for most of the employees of DPL and its subsidiaries. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees (management employees), the traditional defined benefit pension plan is based primarily on compensation and years of service. As of December 31, 2010, this traditional pension plan formula was closed to new management employees. A participant is 100% vested in all amounts credited to their account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Employees that transferred from AES Ohio to the Service Company maintain their previous eligibility to participate in the AES Ohio pension plan.

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

In addition, we have a Supplemental Executive Retirement Plan ("SERP") for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.

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

The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2022 and 2021. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.7 million, $1.7 million and $1.4 million of costs billed to the Service Company for the years ended December 31, 2022, 2021 and 2020, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2022	2021
Benefit obligation at January 1	$416.2	$449.5
Service cost	4.9	4.5
Interest cost	9.6	8.2
Plan amendments	—	2.3
Actuarial gain	(98.0)	(12.7)
Benefits paid	(23.7)	(35.6)
Benefit obligation at December 31	309.0	416.2

Change in plan assets
Fair value of plan assets at January 1	363.5	365.1
Actual return / (loss) on plan assets	(73.1)	24.0
Employer contributions	7.7	10.0
Benefits paid	(23.7)	(35.6)
Fair value of plan assets at December 31	274.4	363.5

Unfunded status of plan	$(34.6)	$(52.7)

	December 31,
Amounts recognized in the Consolidated Balance Sheets	2022	2021
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(34.4)	(52.5)
Net liability at end of year	$(34.6)	$(52.7)

Amounts recognized in Accumulated other comprehensive loss, Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$7.3	$8.3
Net actuarial loss	78.6	93.3
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$85.9	$101.6
Recorded in:
Regulatory asset, non-current	$62.0	$74.1
Accumulated other comprehensive loss	23.9	27.5
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$85.9	$101.6

The accumulated benefit obligation for our Pension Plans was $301.3 million and $400.7 million at December 31, 2022 and 2021, respectively.

The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2022	2021	2020
Service cost	$4.9	$4.5	$3.7
Interest cost	9.6	8.2	11.8
Expected return on assets	(15.8)	(15.0)	(18.6)
Amortization of unrecognized:
Actuarial loss	5.5	9.0	1.0
Prior service cost	1.1	0.9	6.1
Net periodic benefit cost	$5.3	$7.6	$4.0

Rates relevant to each year's expense calculations
Discount rate	2.83%	2.44%	3.33%
Expected return on plan assets	4.60%	4.55%	5.60%

The components of net periodic (benefit) / cost other than service cost are included in Other expense, net in the Consolidated Statements of Operations.

The following table presents other changes in Pension Plan assets and benefit obligations recognized in Accumulated other comprehensive loss, Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2022	2021	2020
Net actuarial loss / (gain)	$(9.1)	$(21.7)	$25.8
Plan amendments	—	2.3	—
Reversal of amortization item:
Net actuarial loss	(5.5)	(9.0)	(1.0)
Prior service cost	(1.1)	(0.9)	(6.1)
Total recognized in Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(15.7)	$(29.3)	$18.7

Total recognized in net periodic benefit cost and Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(10.4)	$(21.7)	$22.7

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $98.0 million decreased the benefit obligation for the year ended December 31, 2022 and an actuarial gain of $12.7 million decreased the benefit obligation for the year ended December 31, 2021. The actuarial gain in 2022 and 2021 was primarily due to an increase in the discount rate.

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

At December 31, 2022, we are increasing our long-term rate of return assumption to 5.40% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2022, we have increased our assumed discount rate to 5.41% from 2.83% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2023 pension expense of approximately $3.3 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2023 pension expense of approximately $3.3 million. A 0.25-percentage point increase in the discount rate for pension would result in a decrease of approximately $0.3 million to 2023 pension expense. A 0.25-percentage point decrease in the discount rate for pension would result in an increase of approximately $0.4 million to 2023 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2022. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2022	2021	2020
Discount rate for obligations	5.41%	2.83%	2.44%
Rate of compensation increases	3.21%	3.21%	3.21%

Pension Plan Assets
Pension Plan assets are invested in multiple asset classes using a de-risking framework designed to manage the Pension Plan's funded status volatility and minimize future cash contributions. Investment strategies and asset allocations are intended to allocate additional assets to the fixed income asset class should the Pension Plan's funded status improve. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Pension Plan assets are managed in a balanced portfolio comprised of two major components: return seeking assets and liability hedging assets. The expected role of plan return seeking assets is to provide additional return with associated higher levels of risk, while the role of liability hedging assets is to correlate the interest rate of the fixed income investments with that of the Pension Plans' liabilities.

Strategic asset allocation guidelines are determined by a Risk/Advisory Committee and approved by a Fiduciary Committee. These allocations consider the plan’s long-term objectives. The long-term target allocations for plan assets are 30% – 40% for return seeking assets and 60% – 70% for liability hedging assets. Return seeking assets include U.S. and international equity, while liability hedging assets include long-duration and high-yield bond funds and emerging market debt funds.

The investment approach is to move the Pension Plans to a more de-risked position, if and when the overall funded status of the Pension Plans improve, by periodically rebalancing the allocation of the Pension Plans' investments in growth assets and liability hedging assets in accordance with the committee's glide path. This strategy requires the daily monitoring of the Pension Plans' ratio of assets to liabilities in order to determine whether approved trigger points have been met, requiring the rebalancing of the assets.

All plan assets at December 31, 2022 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation for 2022:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2022	2021
Equity Securities	35%	32%	42%
Debt Securities	65%	67%	57%
Cash and Cash Equivalents	—%	1%	1%

The fair values of our Pension Plans' assets at December 31, 2022 by asset category are as follows:

$ in millions	Market Value at December 31, 2022	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$88.5	$—	$88.5	$—
Debt securities (b)	125.7	—	125.7	—
Government debt securities (c)	58.3	—	58.3	—
Total common collective trusts	272.5	—	272.5	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$274.4	$1.9	$272.5	$—

(a)    This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.
(b)    This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.
(c)    This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

The fair values of our Pension Plans' assets at December 31, 2021 by asset category are as follows:

$ in millions	Market Value at December 31, 2021	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$151.8	$—	$151.8	$—
Debt securities (b)	144.0	—	144.0	—
Government debt securities (c)	65.8	—	65.8	—
Total common collective trusts	361.6	—	361.6	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$363.5	$1.9	$361.6	$—

(a)    This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.
(b)    This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.
(c)    This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $9.8 million and $7.5 million to the pension plan in the years ended December 31, 2022, 2021 and 2020.

We expect to make contributions of $0.2 million to our SERP in 2023 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2023.

Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 100%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.5 million in 2023, which includes $1.9 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2023	$24.5
2024	$24.4
2025	$23.9
2026	$23.8
2027	$23.5
2028 - 2032	$113.8

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

As described above, DPL’s Amended Articles of Incorporation and the DPL Credit Agreement contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2022, DPL did not meet these requirements. As a result, as of December 31, 2022, DPL was prohibited under its Articles of Incorporation and Credit Agreement from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2022.

AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2022. All common shares are held by AES Ohio’s parent, DPL.

Capital Contributions from AES
During each of the years ended December 31, 2021 and 2020, DPL received a $150.0 million cash contribution from AES, which DPL then used to make a $150.0 million equity contribution to AES Ohio. The cash contributions at DPL represented equity contributions of $132.5 million and $98.0 million in 2021 and 2020, respectively; and payments of $17.5 million and $52.0 million against its tax receivable in 2021 and 2020, respectively. The proceeds from the equity contributions at AES Ohio have enabled AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

10 – CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2022, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$599.7	$420.9	$178.8	$—	$—
Purchase orders and other contractual obligations	$320.2	$255.0	$65.2	$—	$—

Electricity purchase commitments:
AES Ohio enters into long-term contracts for the purchase of electricity through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2022, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2022, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2022.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2022 and December 31, 2021.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

Long-term Compensation Plan
During 2022, 2021 and 2020, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2022, 2021 and 2020 was $0.1 million, $0.0 million and $0.1 million, respectively, and was included in Operation and maintenance on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on DPL’s Consolidated Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2022	2021	2020
The following transactions are included in Operation and Maintenance on the Consolidated Statements of Operations:

Net charges from the Service Company	$39.9	$34.9	$33.2

Services provided by AES and other AES affiliates	$16.5	$15.5	$12.5

Services provided by other related parties	$2.5	$1.6	$1.5

Balances with related parties (included in Accounts Receivable, net and Accounts Payable):	At December 31, 2022	At December 31, 2021
Net payable to the Service Company	$(9.8)	$(24.7)
Net receivable from AES and other AES affiliates	$0.3	$1.6
Net payable to other related parties	$—	$(0.8)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.2 million and $0.2 million at December 31, 2022 and 2021, respectively, is included in Other non-

current assets on the Consolidated Balance Sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2022 and 2021, respectively, that was established upon the Trust’s deconsolidation in 2003. This note payable is included in Long-term debt on the Consolidated Balance Sheets.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2022
Revenues from external customers	$859.3	$9.7	$—	$869.0
Intersegment revenues	0.8	3.6	(4.4)	—
Total revenues	$860.1	$13.3	$(4.4)	$869.0

Depreciation and amortization	$78.7	$1.3	$—	$80.0
Interest expense	$28.8	$39.0	$—	$67.8
Income / (loss) from continuing operations before income tax	$15.8	$(30.1)	$—	$(14.3)

Cash capital expenditures	$283.7	$3.6	$—	$287.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2021
Revenues from external customers	$663.0	$9.7	$—	$672.7
Intersegment revenues	0.7	3.5	(4.2)	—
Total revenues	$663.7	$13.2	$(4.2)	$672.7

Depreciation and amortization	$74.6	$1.5	$—	$76.1
Interest expense	$24.2	$38.7	$—	$62.9
Income / (loss) from continuing operations before income tax	$52.8	$(30.4)	$—	$22.4

Cash capital expenditures	$189.3	$2.0	$—	$191.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2020
Revenues from external customers	$651.2	$9.3	$—	$660.5
Intersegment revenues	0.9	3.6	(4.5)	—
Total revenues	$652.1	$12.9	$(4.5)	$660.5

Depreciation and amortization	$71.8	$1.5	$—	$73.3
Interest expense	$24.3	$47.0	$—	$71.3
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$58.1	$(70.0)	$—	$(11.9)

Cash capital expenditures	$153.3	$4.0	$—	$157.3

Total Assets	December 31, 2022	December 31, 2021	December 31, 2020
Utility	$2,405.9	$2,162.6	$2,014.7
All Other (a)	16.5	9.2	21.3
DPL Consolidated	$2,422.4	$2,171.8	$2,036.0

(a)    "All Other" includes Eliminations for all periods presented.

13 – REVENUES

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

DPL's revenue from contracts with customers was $861.4 million, $667.6 million and $645.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2022, 2021 and 2020:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$467.3	$—	$—	$467.3
Commercial revenue	166.0	—	—	166.0
Industrial revenue	74.3	—	—	74.3
Governmental revenue	24.1	—	—	24.1
Other (a)	11.9	—	—	11.9
Total retail revenue from contracts with customers	743.6	—	—	743.6
Wholesale revenue
Wholesale revenue from contracts with customers	41.0	—	(0.8)	40.2
RTO ancillary revenue	63.6	0.1	—	63.7
Capacity revenue	4.3	—	—	4.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.6	—	9.6
Miscellaneous revenue	7.6	3.6	(3.6)	7.6
Total revenues	$860.1	$13.3	$(4.4)	$869.0

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$364.9	$—	$—	$364.9
Commercial revenue	122.6	—	—	122.6
Industrial revenue	57.5	—	—	57.5
Governmental revenue	26.1	—	—	26.1
Other (a)	12.2	—	—	12.2
Total retail revenue from contracts with customers	583.3	—	—	583.3
Wholesale revenue
Wholesale revenue from contracts with customers	19.5	—	(0.7)	18.8
RTO ancillary revenue	49.9	0.1	—	50.0
Capacity revenue	5.9	—	—	5.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.6	—	9.6
Miscellaneous revenue	5.1	3.5	(3.5)	5.1
Total revenues	$663.7	$13.2	$(4.2)	$672.7

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$362.3	$—	$—	$362.3
Commercial revenue	114.6	—	—	114.6
Industrial revenue	51.2	—	—	51.2
Governmental revenue	36.6	—	—	36.6
Other (a)	12.7	—	—	12.7
Total retail revenue from contracts with customers	577.4	—	—	577.4
Other retail revenue (b)	9.0	—	—	9.0
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	—	(0.9)	10.1
RTO ancillary revenue	44.0	—	—	44.0
Capacity revenue	4.2	—	—	4.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	9.3	—	9.3
Miscellaneous revenue	6.5	3.6	(3.6)	6.5
Total revenues	$652.1	$12.9	$(4.5)	$660.5

(a)    "Other" primarily includes operation and maintenance service revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under ASC 606 - Revenue Recognition ("ASC 606").
(c)    Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were     $85.3 million and $61.5 million as of December 31, 2022 and 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

14 – DISCONTINUED OPERATIONS

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

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

$ in millions	2021	2020
Revenues	$1.4	$24.2
Operating costs and other expenses	(2.4)	(24.8)
Loss from discontinued operations	(1.0)	(0.6)
Gain from disposal of discontinued operations	—	6.1
Income tax expense / (benefit) from discontinued operations	(0.2)	0.1
Net income / (loss) from discontinued operations	$(0.8)	$5.4

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.8) million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. Cash flows from investing activities for discontinued operations were $(1.6) million and $4.9 million for the years ended December 31, 2021 and 2020, respectively.

15 – DISPOSITIONS

On December 3, 2020, AES Ohio transferred its interests in the retired Hutchings Coal Station to a third party, including its obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $4.7 million and made cash expenditures of $7.0 million, inclusive of cash expenditures for the transfer charges. DPL paid an additional $2.3 million on December 1, 2021 for the transfer. The Hutchings Coal Station was retired in 2013, and, as such, the income / (loss) from continuing operations before income tax related to the Hutchings Coal Station was immaterial for the year ended December 31, 2020, excluding the loss on transfer noted above. Prior to the transfer, the Hutchings Coal Station was included in the Utility segment.

16 – RISKS AND UNCERTAINTIES

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

FINANCIAL STATEMENTS

AES Ohio

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of The Dayton Power & Light Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company, d/b/a AES Ohio (the Company), as of December 31, 2022 and 2021, the related statements of operations, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Accounting

Description of the Matter	As described in Note 2 to the financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s financial statements.

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2022, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the financial statements and related disclosures.

How We Addressed the Matter in Our Audit	To evaluate the Company’s significant judgments in accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
March 1, 2023

AES Ohio
Statements of Operations
	Years ended December 31,
$ in millions	2022	2021	2020
Revenues	$860.1	$663.7	$652.1

Operating costs and expenses
Net fuel costs	—	0.5	1.6
Net purchased power cost	469.0	275.1	229.4
Operation and maintenance	185.1	152.1	182.0
Depreciation and amortization	78.7	74.6	71.8
Taxes other than income taxes	85.1	81.9	79.1
Loss / (gain) on disposal of business (Note 12)	(0.6)	—	4.7
Total operating costs and expenses	817.3	584.2	568.6

Operating income	42.8	79.5	83.5

Other income / (expense), net
Interest expense	(28.8)	(24.2)	(24.3)
Other income / (expense)	1.9	(2.5)	(1.1)
Other expense, net	(27.0)	(26.7)	(25.4)

Income before income tax	15.8	52.8	58.1

Income tax expense / (benefit)	(3.1)	5.7	7.0

Net income	$18.9	$47.1	$51.1
See Notes to Financial Statements.

AES Ohio
Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2022	2021	2020
Net income	$18.9	$47.1	$51.1
Derivative activity:
Change in derivative fair value, net of income tax effect of $0.0, $0.0 and $(0.2) for each respective period	—	—	(0.2)
Reclassification to earnings, net of income tax effect of $0.0, $0.0 and $0.8 for each respective period	—	—	0.6
Net change in fair value of derivatives	—	—	0.4
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of $0.0, $0.0 and $0.0 for each respective period	0.1	—	—
Net gain / (loss) for the period, net of income tax effect of $(0.6), $(1.8) and $2.6 for each respective period	2.2	6.4	(8.7)
Reclassification to earnings, net of income tax effect of $(0.9), $(1.1) and $(0.9) for each respective period	2.7	3.9	3.1
Net change in unfunded pension and other postretirement obligations	5.0	10.3	(5.6)

Other comprehensive income / (loss)	5.0	10.3	(5.2)

Net comprehensive income	$23.9	$57.4	$45.9
See Notes to Financial Statements.

AES Ohio
Balance Sheets
$ in millions	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19.7	$14.4
Accounts receivable, net of allowance for credit losses of $0.5 and $0.3, respectively (Note 1)	92.3	71.9
Inventories	26.8	14.4
Taxes applicable to subsequent years	93.9	83.0
Regulatory assets, current (Note 2)	39.2	24.5
Taxes receivable	29.6	28.1
Prepayments and other current assets	4.2	8.0
Total current assets	305.7	244.3

Property, plant and equipment:
Property, plant and equipment (Note 3)	2,752.7	2,571.3
Less: Accumulated depreciation and amortization	(1,086.5)	(1,062.6)
	1,666.2	1,508.7
Construction work in process	195.3	170.5
Total net property, plant and equipment	1,861.5	1,679.2
Other non-current assets:
Regulatory assets, non-current (Note 2)	129.8	176.8
Intangible assets, net of amortization	68.5	32.4
Other non-current assets	40.4	29.9
Total other non-current assets	238.7	239.1
Total assets	$2,405.9	$2,162.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$120.2	$0.2
Accounts payable	129.5	111.5
Accrued taxes	88.3	85.1
Accrued interest	3.4	2.6
Customer deposits	16.3	14.9
Regulatory liabilities, current (Note 2)	40.4	14.6
Accrued and other current liabilities	18.7	13.0
Total current liabilities	416.8	241.9

Non-current liabilities:
Long-term debt (Note 5)	712.5	574.1
Deferred income taxes (Note 6)	194.9	183.4
Taxes payable	94.3	83.5
Regulatory liabilities, non-current (Note 2)	198.7	229.3
Accrued pension and other postretirement obligations (Note 7)	41.8	62.3
Other non-current liabilities	5.1	5.9
Total non-current liabilities	1,247.3	1,138.5

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	773.6	822.5
Accumulated other comprehensive loss	(26.8)	(31.8)
Accumulated deficit	(5.4)	(8.9)
Total common shareholder's equity	741.8	782.2

Total liabilities and shareholder's equity	$2,405.9	$2,162.6
See Notes to Financial Statements.

AES Ohio
Statements of Cash Flows
	Years ended December 31,
$ in millions	2022	2021	2020
Cash flows from operating activities:
Net income	$18.9	$47.1	$51.1
Adjustments to reconcile Net income to Net cash from operating activities
Depreciation and amortization	78.7	74.6	71.8
Deferred income taxes	(2.3)	4.5	3.4
Loss on early extinguishment of debt	0.1	—	—
Loss / (gain) on disposal of business, net	(0.6)	—	4.7
Changes in certain assets and liabilities:
Accounts receivable, net	(20.5)	(1.9)	0.7
Inventories	(12.5)	(5.5)	1.4
Taxes applicable to subsequent years	(10.9)	(5.4)	(0.2)
Deferred regulatory costs, net	38.4	10.3	(34.0)
Other non-current assets	5.6	(4.9)	(3.9)
Accounts payable	13.6	15.1	(4.0)
Accrued taxes payable / receivable	12.5	10.0	4.5
Accrued interest	0.8	—	1.3
Accrued pension and other postretirement obligations	(11.4)	(12.2)	(11.8)
Other	7.2	(1.5)	6.0
Net cash provided by operating activities	117.6	130.2	91.0
Cash flows from investing activities:
Capital expenditures	(283.7)	(189.3)	(153.3)
Cost of removal payments	(22.4)	(17.1)	(25.5)
Payments on disposal and sale of business interests	—	—	(7.0)
Other investing activities, net	0.4	0.9	(0.7)
Net cash used in investing activities	(305.7)	(205.5)	(186.5)
Cash flows from financing activities
Returns of capital paid to parent	(64.0)	(52.0)	(42.7)
Equity contribution from parent	—	150.0	150.0
Retirement of long-term debt	—	—	(140.0)
Issuance of long-term debt	140.0	—	140.0
Payments of deferred financing costs	(2.6)	—	(1.2)
Borrowings from revolving credit facilities	255.0	120.0	95.0
Repayment of borrowings from revolving credit facilities	(135.0)	(140.0)	(115.0)
Other financing activities, net	—	—	(0.1)
Net cash provided by financing activities	193.4	78.0	86.0
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	5.3	2.7	(9.5)
Balance at beginning of year	14.5	11.8	21.3
Cash, cash equivalents and restricted cash at end of year	$19.8	$14.5	$11.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.9	$21.2	$19.3
Income taxes paid, net	$—	$—	$0.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$47.0	$42.5	$31.6
See Notes to Financial Statements.

AES Ohio
Statements of Shareholder's Equity
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Year ended December 31, 2020
Beginning balance	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net income					51.1	51.1
Other comprehensive loss				(5.2)		(5.2)
Distributions to parent			(52.7)			(52.7)
Equity contribution from parent			150.0			150.0
Other			0.1			0.1
Ending balance	41,172,173	0.4	714.4	(42.1)	(56.0)	616.7
Year ended December 31, 2021
Net income					47.1	47.1
Other comprehensive income				10.3		10.3
Distributions to parent			(42.0)			(42.0)
Equity contribution from parent			150.0			150.0
Other			0.1			0.1
Ending balance	41,172,173	0.4	822.5	(31.8)	(8.9)	782.2
Year ended December 31, 2022
Net income					18.9	18.9
Other comprehensive income				5.0		5.0
Distributions to parent			(49.0)		(15.0)	(64.0)
Other			0.1		(0.4)	(0.3)
Ending balance	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Financial Statements.

AES Ohio
Notes to Financial Statements
For the years ended December 31, 2022, 2021 and 2020

1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 536,000 customers located in West Central Ohio. AES Ohio provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio owned interests in the retired Hutchings Coal Station until its transfer in 2020 and currently owns numerous transmission facilities. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio also sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. AES Ohio has only one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with AES Ohio's investment in OVEC and the historical results of AES Ohio’s retired Hutchings Coal Station, which was sold in 2020. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Balance Sheets that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

	December 31,
$ in millions	2022	2021
Cash and cash equivalents	$19.7	$14.4
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$19.8	$14.5

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2022 and 2021:

	December 31,
$ in millions	2021	2020
Accounts receivable, net
Customer receivables	$60.6	$41.6
Unbilled revenues	24.0	19.2
Amounts due from affiliates	4.4	4.4
Other	3.8	7.0
Allowance for credit losses	(0.5)	(0.3)
Total accounts receivable, net	$92.3	$71.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2022 and 2021:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowance	Recoveries Collected	Ending Allowance Balance
2022	$0.3	$2.5	$(4.1)	$1.8	$0.5
2021	$2.8	$(0.4)	$(3.5)	$1.4	$0.3

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

Regulatory Accounting
As a regulated utility, AES Ohio applies the provisions of ASC 980 - Regulated Operations, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that AES Ohio expects to incur in the future.

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

Property, Plant and Equipment
New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and AFUDC. AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $7.0 million, $3.7 million and $3.0 million in the years ended December 31, 2022, 2021 and 2020, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $1,861.5 million and $1,679.2 million as of December 31, 2022 and 2021, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For AES Ohio’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 2.8% in 2022, 2.8% in 2021 and 2.8% in 2020. Depreciation expense was $75.6 million, $71.6 million and $68.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangibles
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized over its estimated useful lives. These capitalized software intangible assets have a seven year-weighted average amortization period. The following table presents the cost and related accumulated amortization of capitalized software, the related amortization expense is included in Depreciation and amortization in the Statements of Operations, and the estimated future amortization:

		December 31,
$ in millions		2022	2021
Capitalized software		$101.5	$61.6

Accumulated amortization		$(34.3)	$(31.1)

	Years ended December 31,
	2022	2021	2020
Amortization expense	$3.1	$3.0	$3.2

Estimated future amortization
Years ending December 31,
2023			$2.8
2024			2.8
2025			2.4
2026			2.0
2027			1.1
Total			$11.1

Implementation Costs Related to Software as a Service
AES Ohio has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $12.5 million and $8.0 million as of December 31, 2022 and 2021, respectively, and these are recorded within Other non-current assets on the accompanying Balance Sheets.

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

Financial Derivatives
We have contracts involving the physical delivery of energy. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815 - Derivatives and Hedging, we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the years ended December 31, 2022, 2021 and 2020 are as follows:

Details about AOCL Components	Affected line in the Statements of Operations	Years ended December 31,
$ in millions		2022	2021	2020
Gains and losses on cash flow hedges:
	Interest expense	$—	$—	$(0.2)
	Income tax effect	—	—	0.8
	Net of income taxes	—	—	0.6

Amortization of unfunded pension and other postretirement obligations (Note 7):
	Other expense	3.6	5.0	4.0
	Income tax effect	(0.9)	(1.1)	(0.9)
	Net of income taxes	2.7	3.9	3.1

Total reclassifications for the period, net of income taxes		$2.7	$3.9	$3.7

The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2022 and 2021 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance at January 1, 2021	$(42.1)

Other comprehensive income before reclassifications	6.4
Amounts reclassified from accumulated other comprehensive loss to earnings	3.9
Net current period other comprehensive income	10.3

Balance at December 31, 2021	(31.8)

Other comprehensive income before reclassifications	2.3
Amounts reclassified from accumulated other comprehensive loss to earnings	2.7
Net current period other comprehensive income	5.0

Balance at December 31, 2022	$(26.8)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. AES Ohio is responsible for claims costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. AES Ohio has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $3.2 million and $3.4 million at December 31, 2022 and 2021, respectively, within Accrued and other current liabilities and Other non-current liabilities on the accompanying Balance Sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at AES Ohio are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Revenue Recognition
Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenues on our Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. For additional information, see Note 11 – REVENUES.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. AES Ohio’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts of such taxes were as follows:

	Years ended December 31,
$ in millions	2022	2021	2020
Excise taxes collected	$49.2	$48.7	$48.1

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Pension and Postretirement Benefits
We recognize in our Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, which would otherwise be recognized in AOCL, recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCL. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

We account for and disclose pension and postretirement benefits in accordance with the provisions of GAAP relating to the accounting for pension and other postretirement plans. These GAAP provisions require the use of assumptions, such as the discount rate for liabilities and long-term rate of return on assets, in determining the obligations, annual cost and funding requirements of the plans. Consistent with the requirements of ASC 715 - Compensation - Retirement Benefits, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

See Note 7 – BENEFIT PLANS for more information.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective income tax bases. We establish an allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our tax positions are evaluated under a more likely than not recognition threshold and measurement analysis before they are recognized for financial statement reporting. Uncertain tax positions have been classified as noncurrent income tax liabilities unless expected to be paid within one year. Our policy for interest and penalties is to recognize interest and penalties as a component of the provision for income taxes in the Statements of Operations.

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

AES Ohio files U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 6 – INCOME TAXES for additional information.

Related Party Transactions
In the normal course of business, AES Ohio enters into transactions with other subsidiaries of DPL or AES. See Note 10 – RELATED PARTY TRANSACTIONS for more information on Related Party Transactions.

New accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that had an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our Financial Statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Adopted
2020-04 and 2021-01 and 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2024).	Effective for all entities as of March 12, 2020 through December 31, 2024.	We adopted this standard on a prospective basis and it did not have a material impact on the Financial Statements.

Adoption of ASC Topic 326 -, Financial Instruments - Credit Losses
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

2 – REGULATORY MATTERS

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service.
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

These rates will go into effect when AES Ohio has a new electric security plan in place. AES Ohio anticipates approval of ESP 4 in 2023.

AES Ohio ESPs, SEET Proceedings and Comprehensive Settlement
AES Ohio ESP - Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court, the Commission’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenues dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal are expected but not yet scheduled.

ESP 4 filing - On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge would continue as part of ESP 4. The plan requires PUCO approval and an evidentiary hearing is scheduled for April 12, 2023.

Decoupling
On January 23, 2021, AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. An evidentiary hearing was held in May 2021. If approved, the deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand. These amounts were also included in the ESP 4 application and proposed to be recovered in a new rider.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, AES Ohio filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required AES Ohio to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. AES Ohio filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. AES Ohio had recorded a $0.9 million regulatory asset as of December 31, 2021; however, during the third quarter of 2022, AES Ohio decided it will not seek recovery in a future rate proceeding and, thus, wrote off the $0.9 million deferral, which is included in Operation and maintenance on the Statements of Operations.

FERC Proceedings
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. This filing was approved and made effective as of May 3, 2020, subject to possible refunds if the approved rates were modified. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Pursuant to the approved mechanisms and formula, transmission rates were adjusted, effective on January 1, 2022, to reflect projected 2022 costs, adjusted to true-up the projections of revenues and costs incurred during 2020. Adjustments to true-up 2021 revenues and costs will be reflected in 2023 formula transmission rates. At December 31, 2022, AES Ohio has recorded a liability of $18.2 million, with $12.8 million classified as current, representing credits owed to customers for the 2022 and 2021 annual true-ups.

Regulatory Assets and Liabilities
In accordance with ASC 980 - Regulated Operations ("ASC 980"), we have recognized total regulatory assets of $169.0 million and $201.3 million at December 31, 2022 and 2021, respectively, and total regulatory liabilities of $239.1 million and $243.9 million at December 31, 2022 and 2021, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents AES Ohio’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2022	2021
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2023	$38.7	$23.9
Rate case expenses being recovered in base rates	B	2023	0.5	0.6
Total regulatory assets, current			39.2	24.5

Regulatory assets, non-current:
Pension benefits	B	Ongoing	64.2	76.2
Unrecovered OVEC charges	C		—	28.9
Regulatory compliance costs	B	Undetermined	6.4	6.3
Smart grid and AMI costs	B	2025	2.3	5.2
Unamortized loss on reacquired debt	B	Various	2.0	4.3
Deferred storm costs	A	Undetermined	8.7	15.2
Deferred rate case costs	B	Undetermined	1.9	1.8
Deferred vegetation management and other	A/B	Undetermined	23.0	18.7
Decoupling deferral	C	Undetermined	13.8	13.8
Uncollectible deferral	C	Undetermined	7.5	6.4
Total regulatory assets, non-current			129.8	176.8

Total regulatory assets			$169.0	$201.3

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2023	$27.6	$14.2
Transmission formula rate credits	A	2023	12.8	0.4
Total regulatory liabilities, current			40.4	14.6

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	136.8	145.2
Deferred income taxes payable through rates		Various	45.2	57.5
TCJA regulatory liability	B	Ongoing	4.5	6.5
Transmission formula rate credits	A	2024	5.4	12.2
PJM transmission enhancement settlement	A	2025	3.5	5.1
Postretirement benefits	B	Ongoing	3.3	2.8
Total regulatory liabilities, non-current			198.7	229.3

Total regulatory liabilities			$239.1	$243.9

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. These costs include: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider. Also included are the current portion of rate case expense costs, storm costs, Smart Grid O&M, Smart Grid Depreciation, the Infrastructure Investment Rider and Smart Grid R&D, which do not earn a return and are described in greater detail below. Current regulatory liabilities include the overcollection of alternative energy costs, legacy generation costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement, the transmission rate true-up (including an anticipated refund as a result of a FERC audit) and the TCJA regulatory liability.

AES Ohio is earning a return on $3.5 million of the net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, (iii) the Competitive Bidding Rider and (iv) the Transmission Cost Recovery Rider, partially offset by the overcollection of economic development costs and legacy generation costs.

Pension benefits represent the qualifying ASC 715 costs of our regulated operations that for ratemaking purposes are deferred for future recovery. We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. This regulatory asset represents the regulated portion that would otherwise be charged as a loss to OCI. As per PUCO and FERC precedents, these costs are probable of future rate recovery.

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recovered through AES Ohio’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through AES Ohio’s reconciliation rider which was authorized as part of the ESP 3. AES Ohio has requested recovery of these costs through a proposed rider in ESP 4. During the third quarter of 2022, AES Ohio recorded a $28.9 million reduction to this regulatory asset as a charge to Net purchased power cost in the Condensed Consolidated Statements of Operations in accordance with the provisions of ASC 980.

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs were being recovered over a three-year period that began November 1, 2017 through a rider approved in the ESP 3. That rider was eliminated with the approval of the ESP 1 rate plan, so the balance as of December 18, 2019 remains a regulatory asset for future recovery. AES Ohio has requested recovery of the remaining balance through a proposed rider in ESP 4.

Rate case expenses represents costs associated with preparing distribution rate cases. AES Ohio was granted recovery of these costs for the 2015 case which do not earn a return, as part of the DRO. Recovery of costs for the 2020 case were included in the 2020 rate case filing.

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

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2021 and 2022. AES Ohio files annual petitions seeking recovery of storm costs. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. These costs are included in AES Ohio's 2020 distribution rate case application.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, AES Ohio withdrew its application in the ESP 3 and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that AES Ohio no longer has a Decoupling Rider. As described above, AES Ohio filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider; these amounts were also included in the ESP 4 application and proposed to be recovered in a new rider.

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenues associated with the bypassable uncollectible portion of the standard offer rate. The DRO established that these costs would be recovered in a rider outside of base rates, thus no uncollectible expense is included in base rates. These costs are included in the 2020 distribution rate case.

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

TCJA regulatory liability represents the long-term portion of both protected and unprotected excess Accumulated Deferred Income Taxes ("ADIT") for both transmission and distribution portions, grossed up to reflect the revenue requirement. As a part of the DRO, AES Ohio agreed that savings from the TCJA attributable to distribution facilities, including the excess ADIT and the regulatory liability, constitute amounts that will be returned to customers. As a result of the TCJA and subsequent DRO, AES Ohio entered into a stipulation to resolve all remaining TCJA items related to its distribution rates, including a proposal to return no less than $4.0 million per year for the first five years unless fully returned in the first five years via a tax savings cost rider for the distribution portion of the balance. On September 26, 2019, an order approved the stipulation in its entirety.

Transmission Formula Rate Credits liability represents the amounts due to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under "FERC Proceedings".

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

Postretirement benefits represent the qualifying ASC 715 gains related to our regulated operations that, for ratemaking purposes, are probable of being reflected in future rates. We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. This regulatory liability represents the regulated portion that would otherwise be reflected as a gain to OCI.

3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of AES Ohio’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$545.3	2.0%	$456.5	2.1%
Distribution	2,093.8	3.1%	1,996.6	3.1%
General	34.2	4.0%	48.0	2.3%
Non-depreciable	79.4	N/A	70.2	N/A

Total property, plant and equipment in service	$2,752.7	2.8%	$2,571.3	2.8%

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $136.8 million and $145.2 million in estimated costs of removal at December 31, 2022 and 2021, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates less the cumulative removal costs actually incurred. See Note 2 – REGULATORY MATTERS for additional information.

The following is a summary of the changes in the regulatory liability for T&D asset removal costs:

	2022	2021
Balance at beginning of year	$145.2	$138.8
Additions	17.6	17.0
Settlements	(26.0)	(10.6)
Balance at end of year	$136.8	$145.2

4 – FAIR VALUE

The fair value of our financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value Hierarchy and Valuation Techniques
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are categorized using the market approach as follows for AES Ohio:
•Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market. This includes inputs used for money market accounts that are considered cash equivalents, open-ended mutual funds and exchange-traded funds in the Master Trust. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions;
•Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets. This includes the common collective trust pension plan assets valued using the net asset value method. See Note 7 – BENEFIT PLANS for more information; and
•Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. These inputs are used for certain debt balances because the notes are not publicly traded. The fair value reflects management’s own assumptions about the inputs used in pricing the liability. Our long-term debt is fair valued for disclosure purposes only.

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Balance Sheets at their gross fair value.

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

Gains / (losses) on these assets were $(1.7) million, $0.7 million and $0.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Recurring Fair Value Measurements
The fair value of assets at December 31, 2022 and 2021 and the respective category within the fair value hierarchy for AES Ohio was determined as follows:

$ in millions	Fair Value at December 31, 2022				Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$0.5	$—	$—	$0.5	$0.4	$—	$—	$0.4
Mutual funds	7.0	—	—	7.0	—	9.0	—	9.0
Total assets	$7.5	$—	$—	$7.5	$0.4	$9.0	$—	$9.4

Financial Instruments not Measured at Fair Value in the Balance Sheets
Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2027 to 2061. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of December 31, 2022				Carrying Amount	Fair value as of December 31, 2021
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$712.7	$—	$610.9	$17.0	$627.9	$574.3	$—	$625.4	$17.2	$642.6

5 – DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2022	December 31, 2021
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	—
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	—
U.S. Government note	4.20%	2061	17.0	17.2
Unamortized deferred financing costs			(6.9)	(5.4)
Unamortized debt discount			(2.4)	(2.5)
Total long-term debt			712.7	574.3
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$712.5	$574.1

(a)First mortgage bonds issued to the OAQDA, to secure the loan of proceeds from tax-exempt bonds issued by the OAQDA. The bonds have a final maturity date of November 1, 2040 but are subject to a mandatory put in June 2027.
(b)First mortgage bonds issued to the OAQDA, to secure the loan of proceeds from tax-exempt bonds issued by the OAQDA. The bonds have a final maturity date of January 1, 2034 but are subject to a mandatory put in June 2027.

Revolving Credit Agreement
AES Ohio entered into a second amendment and restatement of the AES Ohio Credit Agreement on December 22, 2022 with a syndication of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the agreement. It includes an uncommitted $100.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2022 and 2021 the AES Ohio Credit Agreement had outstanding borrowings of $120.0 million and $0.0 million, respectively.

Debt Maturities
At December 31, 2022, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2023	$0.2
2024	0.2
2025	0.2
2026	0.2
2027	140.2
Thereafter	581.0
722.0
Unamortized discounts	(6.9)
Deferred financing costs, net	(2.4)
Total long-term debt	$712.7

Significant Transactions
On June 1, 2022, AES Ohio re-issued $140.0 million of tax-exempt OAQDA Collateralized Pollution Revenue Refunding Bonds that had been held in trust, Series 2015A&B. AES Ohio re-issued $140.0 million aggregate principal amount of first mortgage bonds to the OAQDA in two series: $100.0 million Series 2015A bonds at an interest rate of 4.25% and $40.0 million Series 2015B at an interest rate of 4.00% to secure the loan of proceeds from these bonds issued by the OAQDA. These bonds are subject to a mandatory put date of June 1, 2027.

Debt Covenants and Restrictions
The AES Ohio Credit Agreement and Bond Purchase Agreement (financing document entered into in connection with the issuance of AES Ohio's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2022 AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2022, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6 – INCOME TAXES

AES Ohio’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2022	2021	2020
Components of tax expense / (benefit)
Federal - current	$(0.8)	$1.1	$3.5
State and Local - current	—	0.1	0.1
Total current	(0.8)	1.2	3.6

Federal - deferred	(2.4)	4.1	2.4
State and local - deferred	0.1	0.4	1.0
Total deferred	(2.3)	4.5	3.4
Tax expense / (benefit)	$(3.1)	$5.7	$7.0

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes:

	Years ended December 31,
	2022	2021	2020
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	1.4%	1.1%	1.5%
AFUDC - Equity	(2.2)%	1.3%	2.6%
Amortization of investment tax credits	(0.1)%	(0.2)%	(0.5)%
Depreciation of flow-through differences	(39.4)%	(11.7)%	(10.6)%
Change in tax reserves	—%	(0.1)%	(6.1)%
Other - net	(0.3)%	(0.6)%	4.1%
Effective tax rate	(19.6)%	10.8%	12.0%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2022	2021
Net non-current assets / (liabilities)
Depreciation / property basis	$(181.3)	$(167.7)
Income taxes recoverable	9.2	13.6
Regulatory assets	(22.8)	(21.4)
Investment tax credit	0.1	0.5
Compensation and employee benefits	(3.1)	(3.4)
Other	3.0	(5.0)
Net non-current liabilities	$(194.9)	$(183.4)

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2022	2021	2020
Tax expense / (benefit)	$1.5	$2.9	$(2.3)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2022 and was $0.4 million at December 31, 2022 and December 31, 2021.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2022 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2022	2021	2020
Unrecognized tax benefits at January 1	$0.4	$1.4	$4.8
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	—	(1.0)	(3.4)
Unrecognized tax benefits at December 31	$0.4	$0.4	$1.4

Tax years subsequent to 2012 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

AES Ohio is no longer subject to U.S. federal income tax examinations for tax years through 2012, but is open for all subsequent periods. AES Ohio is no longer subject to state income tax examinations for tax years through 2017, but is open for all subsequent periods.

7 – BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.0 million and $8.9 million at December 31, 2022 and 2021, respectively, were not material to the Financial Statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,700 for 2022 and they are fully vested in their employer contributions after 3 years of service. Certain non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions.

We contributed $3.3 million, $3.3 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

AES Ohio sponsors a traditional defined benefit pension plan for most of the employees of DPL and its subsidiaries. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees (management employees), the traditional defined benefit pension plan is based primarily on compensation and years of service. As of December 31, 2010, this traditional pension plan formula was closed to new management employees. A participant is 100% vested in all amounts credited to their account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Employees that transferred from AES Ohio to the Service Company maintain their previous eligibility to participate in the AES Ohio pension plan.

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

In addition, we have a Supplemental Executive Retirement Plan ("SERP") for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.

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

The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Balance Sheets at December 31, 2022 and 2021. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.7 million, $1.7 million and $1.4 million of costs billed to the Service Company for the years ended December 31, 2022, 2021 and 2020, respectively, or $0.9 million, $1.9 million and $1.4 million of costs billed to AES Ohio Generation for the years ended December 31, 2022, 2021 and 2020, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2022	2021
Benefit obligation at January 1	$416.2	$449.5
Service cost	4.9	4.5
Interest cost	9.6	8.2
Plan amendments	—	2.3
Actuarial gain	(98.0)	(12.7)
Benefits paid	(23.7)	(35.6)
Benefit obligation at December 31	309.0	416.2

Change in plan assets
Fair value of plan assets at January 1	363.5	365.1
Actual return / (loss) on plan assets	(73.1)	24.0
Employer contributions	7.7	10.0
Benefits paid	(23.7)	(35.6)
Fair value of plan assets at December 31	274.4	363.5

Unfunded status of plan	$(34.6)	$(52.7)

	December 31,
Amounts recognized in the Balance Sheets	2022	2021
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(34.4)	(52.5)
Net liability at end of year	$(34.6)	$(52.7)

Amounts recognized in Accumulated other comprehensive loss, Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$7.3	$8.5
Net actuarial loss	102.7	119.5
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$110.0	$128.0
Recorded in:
Regulatory assets, non-current	$62.0	$74.0
Accumulated other comprehensive loss	48.0	54.0
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$110.0	$128.0

The accumulated benefit obligation for our Pension Plans was $301.3 million and $400.7 million at December 31, 2022 and 2021, respectively.

The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2022	2021	2020
Service cost	$4.9	$4.5	$3.7
Interest cost	9.6	8.2	11.8
Expected return on assets	(15.8)	(15.0)	(18.6)
Amortization of unrecognized:
Actuarial loss	7.7	11.4	8.7
Prior service cost	1.2	1.1	1.3
Net periodic benefit cost	$7.6	$10.2	$6.9

Rates relevant to each year's expense calculations
Discount rate	2.83%	2.44%	3.33%
Expected return on plan assets	4.60%	4.55%	5.60%

The following table presents other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss, Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2022	2021	2020
Net actuarial loss / (gain)	$(9.1)	$(21.7)	$25.8
Plan amendments	—	2.3	—
Reversal of amortization item:
Net actuarial loss	(7.7)	(11.4)	(8.7)
Prior service cost	(1.2)	(1.1)	(1.3)
Total recognized in Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(18.0)	$(31.9)	$15.8

Total recognized in net periodic benefit cost and Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(10.4)	$(21.7)	$22.7

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $98.0 million decreased the benefit obligation for the year ended December 31, 2022 and an actuarial gain of $12.7 million decreased the benefit obligation for the year ended December 31, 2021. The actuarial gain in 2022 and 2021 was primarily due to an increase in the discount rate.

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

At December 31, 2022, we are increasing our long-term rate of return assumption to 5.40% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2022, we have increased our assumed discount rate to 5.41% from 2.83% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2023 pension expense of approximately $3.3 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2023 pension expense of approximately $3.3 million. A 0.25-percentage point increase in the discount rate for pension would result in a decrease of approximately $0.3 million to 2023 pension expense. A 0.25-percentage point decrease in the discount rate for pension would result in an increase of approximately $0.4 million to 2023 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2022. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2022	2021	2020
Discount rate for obligations	5.41%	2.83%	2.44%
Rate of compensation increases	3.21%	3.21%	3.21%

Pension Plan Assets
Pension Plan assets are invested in multiple asset classes using a de-risking framework designed to manage the Pension Plan's funded status volatility and minimize future cash contributions. Investment strategies and asset allocations are intended to allocate additional assets to the fixed income asset class should the Pension Plan's funded status improve. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Pension Plan assets are managed in a balanced portfolio comprised of two major components: return seeking assets and liability hedging assets. The expected role of plan return seeking assets is to provide additional return with associated higher levels of risk, while the role of liability hedging assets is to correlate the interest rate of the fixed income investments with that of the Pension Plans' liabilities.

Strategic asset allocation guidelines are determined by a Risk/Advisory Committee and approved by a Fiduciary Committee. These allocations consider the plan’s long-term objectives. The long-term target allocations for plan assets are 30% – 40% for return seeking assets and 60% – 70% for liability hedging assets. Return seeking assets include U.S. and international equity, while liability hedging assets include long-duration and high-yield bond funds and emerging market debt funds.

The investment approach is to move the Pension Plans to a more de-risked position, if and when the overall funded status of the Pension Plans improve, by periodically rebalancing the allocation of the Pension Plans' investments in growth assets and liability hedging assets in accordance with the committee's glide path. This strategy requires the daily monitoring of the Pension Plans' ratio of assets to liabilities in order to determine whether approved trigger points have been met, requiring the rebalancing of the assets.

All plan assets at December 31, 2022 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation for 2022:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2022	2021
Equity Securities	35%	32%	42%
Debt Securities	65%	67%	57%
Cash and Cash Equivalents	—%	1%	1%

The fair values of our Pension Plans' assets at December 31, 2022 by asset category are as follows:

$ in millions	Market Value at December 31, 2022	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$88.5	$—	$88.5	$—
Debt securities (b)	125.7	—	125.7	—
Government debt securities (c)	58.3	—	58.3	—
Total common collective trusts	272.5	—	272.5	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$274.4	$1.9	$272.5	$—

(a)    This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.
(b)    This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.
(c)    This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

The fair values of our pension plan assets at December 31, 2021 by asset category are as follows:

$ in millions	Market Value at December 31, 2021	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$151.8	$—	$151.8	$—
Debt securities (b)	144.0	—	144.0	—
Government debt securities (c)	65.8	—	65.8	—
Total common collective trusts	361.6	—	361.6	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Total pension plan assets	$363.5	$1.9	$361.6	$—

(a)    This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.
(b)    This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.
(c)    This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.
(d)    This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $9.8 million and $7.5 million to the pension plan in the years ended December 31, 2022, 2021 and 2020.

We expect to make contributions of $0.2 million to our SERP in 2023 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2023.

Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 100%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.5 million in 2023, which includes $1.9 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2023	$24.5
2024	$24.4
2025	$23.9
2026	$23.8
2027	$23.5
2028 - 2032	$113.8

8 – SHAREHOLDER'S EQUITY

Common Stock
AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2022. All common shares are held by AES Ohio’s parent, DPL.

Capital Contribution and Returns of Capital
During each of the years ended December 31, 2021 and 2020, DPL made capital contributions of $150.0 million to AES Ohio. The proceeds have enabled AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

Return of capital payments and dividends were declared and paid in the amount of $64.0 million in the year ended December 31, 2022, declared in the amount of $42.0 million and paid in the amount of $52.0 million in the year ended December 31, 2021 and declared in the amount of $52.7 million and paid in the amount of $42.7 million in the year ended December 31, 2020.

9 – CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2022, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$599.7	$420.9	$178.8	$—	$—
Purchase orders and other contractual obligations	$315.9	$250.8	$65.1	$—	$—

Electricity purchase commitments:
AES Ohio enters into long-term contracts for the purchase of electricity through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2022, AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2022, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2022.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2022 and December 31, 2021.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2022, AES Ohio could be responsible for the repayment of 4.9%, or $53.9 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

10 – RELATED PARTY TRANSACTIONS

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

Long-term Compensation Plan
During 2022, 2021 and 2020, many of AES Ohio’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2022, 2021 and 2020 was $0.1 million, $0.0 million and $0.1 million, respectively, and was included in Operation and maintenance on AES Ohio’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on AES Ohio’s Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2022	2021	2020
The following transactions are included in Operation and Maintenance on the Statements of Operations:

Net charges from the Service Company	$39.2	$33.9	$32.1

Services provided by AES and other AES affiliates	$28.1	$21.9	$21.2

Services provided by other related parties	$2.5	$1.6	$1.5

Balances with related parties (include in Accounts Receivable, net and Accounts Payable):	At December 31, 2022	At December 31, 2021
Net payable to the Service Company	$(9.8)	$(24.7)
Net payable to AES and other AES affiliates	$1.2	$1.8
Net payable to other related parties	$—	$(0.8)

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, AES Ohio had a net receivable balance of $29.6 million and $28.1 million at December 31, 2022 and 2021, respectively, which are recorded in Taxes receivable on the accompanying Balance Sheets. During 2022, 2021 and 2020, AES Ohio made no payments to DPL for its share of income taxes.

11 – REVENUES

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

AES Ohio's revenue from contracts with customers was $852.5 million, $658.6 million and $636.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents our revenue from contracts with customers and other revenue for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
$ in millions	2022	2021	2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$467.3	$364.9	$362.3
Commercial revenue	166.0	122.6	114.6
Industrial revenue	74.3	57.5	51.2
Governmental revenue	24.1	26.1	36.6
Other (a)	11.9	12.2	12.7
Total retail revenue from contracts with customers	743.6	583.3	577.4
Other retail revenue (b)	—	—	9.0
Wholesale revenue
Wholesale revenue from contracts with customers	41.0	19.5	11.0
RTO ancillary revenue	63.6	49.9	44.0
Capacity revenue	4.3	5.9	4.2
Miscellaneous revenue	7.6	5.1	6.5
Total revenues	$860.1	$663.7	$652.1

(a)    "Other" primarily includes operation and maintenance service revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under ASC 606 - Revenue Recognition ("ASC 606").

The balances of receivables from contracts with customers were     $84.6 million and $60.8 million as of December 31, 2022 and 2021, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

12 – DISPOSITIONS

On December 3, 2020, AES Ohio agreed to transfer its interests in the retired Hutchings Coal Station to a third party, including its obligations to remediate the Station and its site, and the transfer occurred on that same date. As a result, AES Ohio recognized a loss on the transfer of $4.7 million and made cash expenditures of $7.0 million, inclusive of cash expenditures for the transfer charges. AES Ohio paid an additional $2.3 million on December 1, 2021 for the transfer. The Hutchings Coal Station was retired in 2013, and, as such, the income / (loss) from continuing operations before income tax related to the Hutchings Coal Station was immaterial for the year ended December 31, 2020, excluding the loss on transfer noted above.

13 – RISKS AND UNCERTAINTIES

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents the aggregate fees billed for professional services rendered to DPL and AES Ohio by Ernst & Young LLP during the years ended December 31, 2022 and 2021. Other than as set forth below, no professional services were rendered, or fees billed by Ernst & Young LLP during the years ended December 31, 2022 and 2021.

	Fees billed
	Years ended December 31,
	2022	2021
Audit Fees	$1,038,201	$987,098
Audit-related Fees
Fees for the audit of AES Ohio's employee benefit plans	111,034	93,180
Assurance services for debt offering documents	50,000	48,000
Other	37,800	35,000
Total	$1,237,035	$1,163,278

PART IV

Item 15 – Exhibits, Financial Statements and Financial Statement Schedules

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X		2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(d)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(e)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(f)	Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein	Exhibit 4(c) to Registration Statement No. 333-74630
X	X	4(g)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(h)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(i)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(j)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(k)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		4(l)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X	X	4(m)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X		4(n)	Indenture, dated June 19, 2020, by and between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X	X	4(o)	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon.	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020 (File No. 1-2385)
X	X	4(p)	Bond Purchase and Covenants Agreement dated as of July 31, 2020 among The Dayton Power and Light Company, The Prudential Insurance Company of America and the several Purchasers party thereto.	Exhibit 4(p) to Report on Form 10-K filed February 28, 2022 (File No. 1-2385)

DPL	DP&L	Exhibit Number	Exhibit	Location
X		10(a)	Amended and Restated Credit Agreement, dated as of June 19, 2019, among DPL Inc., each lender from time to time party thereto, U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.	Exhibit 10.1 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10(b)	Amended and Restated Pledge Agreement, dated as of June 19, 2019, between DPL Inc. and U.S. Bank National Association, as Collateral Agent.	Exhibit 10.2 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X	X	10(c)	Amended and Restated Credit Agreement, dated as of December 22, 2022, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender.	Exhibit 10.1 to Report on Form 8-K filed June 22, 2022 (File No. 1-9052)
X		10(d)	Amendment to the Amended and Restated Credit Agreement, dated as of June 1, 2020, among DPL, U.S. Bank, National Association, as administrative agent, and each of the lenders party thereto.	Exhibit 10.1 to Report on Form 8-K filed June 5, 2020 (File No. 1-9052)
X	X	10(e)	Stipulation and Recommendation dated October 23, 2020.	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.

February 27, 2023	/s/ Kristina Lund
Kristina Lund
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 27, 2023	/s/ Kristina Lund
Kristina Lund
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director	February 27, 2023
Kenneth J. Zagzebski

/s/ Michelle A. Dreyer	Director	February 27, 2023
Michelle A. Dreyer

/s/ Sherry Kohan	Director	February 27, 2023
Sherry Kohan

/s/ Phillip North	Director	February 27, 2023
Phillip North

/s/ Kristina Lund	President, Chief Executive Officer, Director and Chairman	February 27, 2023
Kristina Lund	(principal executive officer)

/s/ Ahmed Pasha	Vice President and Chief Financial Officer	February 27, 2023
Ahmed Pasha	(principal financial officer)

/s/ Jon S. Byers	Controller	February 27, 2023
Jon S. Byers	(principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director	February 27, 2023
Kenneth J. Zagzebski

/s/ Paul Freedman	Director	February 27, 2023
Paul Freedman

/s/ Tish Mendoza	Director	February 27, 2023
Tish Mendoza

/s/ Mark Miller	Director	February 27, 2023
Mark Miller

/s/ Ahmed Pasha	Director	February 27, 2023
Ahmed Pasha

/s/ Thomas A. Raga	Director	February 27, 2023
Thomas A. Raga

/s/ Sherry Kohan	Director	February 27, 2023
Sherry Kohan

/s/ Phillip North	Director	February 27, 2023
Phillip North

/s/ Kristina Lund	President, Chief Executive Officer, Director and Chairman	February 27, 2023
Kristina Lund	(principal executive officer)

/s/ Ahmed Pasha	Vice President and Chief Financial Officer	February 27, 2023
Ahmed Pasha	(principal financial officer)

/s/ Jon S. Byers	Controller	February 27, 2023
Jon S. Byers	(principal accounting officer)

Schedule II - Valuation and Qualifying Accounts

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2022
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable -
Provision for uncollectible accounts
Year ended December 31, 2022	$0.3	$2.5	$2.3	$0.5
Year ended December 31, 2021	$2.8	$(0.4)	$2.1	$0.3
Year ended December 31, 2020	$0.4	$3.0	$0.6	$2.8

Valuation allowance for deferred tax assets
Deducted from deferred tax assets -
Year ended December 31, 2022	$37.1	$—	$0.5	$36.6
Year ended December 31, 2021	$39.0	$1.5	$3.4	$37.1
Year ended December 31, 2020	$29.0	$11.0	$1.0	$39.0

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2022
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable -
Provision for uncollectible accounts
Year ended December 31, 2022	$0.3	$2.5	$2.3	$0.5
Year ended December 31, 2021	$2.8	$(0.4)	$2.1	$0.3
Year ended December 31, 2020	$0.4	$3.0	$0.6	$2.8