Form 10-Q
period 2023-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2023-05-04
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

As of May 4, 2023, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Quarter Ended March 31, 2023

DPL Inc. and AES Ohio
Quarter Ended March 31, 2023

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
401(k) Plans	AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Amended and Restated Credit Agreement, dated as of June 19, 2019
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - the congressional act passed in November 2021
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
DPL	DPL Inc. and its consolidated subsidiaries
DPL Credit Agreement	$40.0 million DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its 2017 ESP Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.

ESP 4	DP&L's ESP filed September 26, 2022. DP&L expects approval in 2023.
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on March 1, 2023
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LIBOR	London Inter-Bank Offered Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority

Term	Definition
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
SGF	Solar Generation Fund rider - a statewide program that collects monthly payments for all Ohio electric distribution utilities related to in-state solar and nuclear resources
SOFR	Secured Overnight Financing Rate
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
U.S.	United States of America
USD	U.S. dollar
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II, Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2023	2022
Revenues	$240.1	$199.3

Operating costs and expenses
Net purchased power cost	122.2	90.8
Operation and maintenance	54.0	40.8
Depreciation and amortization	19.8	19.5
Taxes other than income taxes	25.5	22.0
Gain on disposal of business	—	(0.6)
Total operating costs and expenses	221.5	172.5

Operating income	18.6	26.8

Other expense, net:
Interest expense	(18.1)	(15.5)
Other income, net	1.8	0.4
Total other expense, net	(16.3)	(15.1)

Income before income tax	2.3	11.7

Income tax expense / (benefit)	1.1	(3.7)

Net income	$1.2	$15.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2023	2022
Net income	$1.2	$15.4
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0 and $0.1 for each respective period	(0.2)	(0.1)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0 and $(0.1) for each respective period	—	0.2

Other comprehensive income / (loss)	(0.2)	0.1

Net Comprehensive income	$1.0	$15.5
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21.0	$30.5
Accounts receivable, net of allowance for credit losses of $0.6 and $0.5, respectively (Note 1)	96.7	91.9
Inventories	29.4	26.8
Taxes applicable to subsequent years	70.0	94.0
Regulatory assets, current	32.2	39.2
Taxes receivable	13.2	10.9
Prepayments and other current assets	7.7	3.9
Total current assets	270.2	297.2

Property, plant & equipment:
Property, plant & equipment	2,292.5	2,193.6
Less: Accumulated depreciation and amortization	(512.6)	(505.7)
	1,779.9	1,687.9
Construction work in process	163.1	197.1
Total net property, plant & equipment	1,943.0	1,885.0

Other non-current assets:
Regulatory assets, non-current	133.9	129.8
Intangible assets, net of amortization	77.1	70.1
Other non-current assets	42.9	40.3
Total other non-current assets	253.9	240.2

Total assets	$2,467.1	$2,422.4

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$260.2	$155.2
Accounts payable	110.5	129.5
Accrued taxes	94.3	88.4
Accrued interest	20.7	16.1
Customer and supplier deposits	23.7	16.7
Regulatory liabilities, current	29.5	40.4
Accrued and other current liabilities	23.2	20.9
Total current liabilities	562.1	467.2

Non-current liabilities:
Long-term debt (Note 5)	1,536.5	1,535.7
Deferred income taxes	204.1	199.0
Taxes payable	47.1	94.5
Regulatory liabilities, non-current	196.4	198.7
Accrued pension and other postretirement obligations	34.7	41.8
Other non-current liabilities	8.9	9.2
Total non-current liabilities	2,027.7	2,078.9

Commitments and contingencies (Note 9)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,601.3	2,601.3
Accumulated other comprehensive loss	(2.6)	(2.4)
Accumulated deficit	(2,721.4)	(2,722.6)
Total common shareholder's deficit	(122.7)	(123.7)

Total liabilities and shareholder's deficit	$2,467.1	$2,422.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2023	2022
Cash flows from operating activities:
Net income	$1.2	$15.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.8	19.5
Deferred income taxes	3.7	(0.4)
Gain on disposal of business	—	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	(4.8)	(2.3)
Inventories	(2.5)	(3.0)
Taxes applicable to subsequent years	24.0	22.3
Current and non-current regulatory assets and liabilities	(11.4)	10.4
Accounts payable	(8.9)	(15.7)
Accrued taxes payable / receivable	(43.8)	(43.3)
Accrued interest	4.6	3.0
Accrued pension and other post-retirement benefits	(7.1)	(8.0)
Other	3.1	2.5
Net cash used in operating activities	(22.1)	(0.2)
Cash flows from investing activities:
Capital expenditures	(89.4)	(64.4)
Cost of removal payments	(3.2)	(5.0)
Other investing activities, net	0.2	0.1
Net cash used in investing activities	(92.4)	(69.3)
Cash flows from financing activities:
Borrowings from revolving credit facilities	115.0	95.0
Repayment of borrowings from revolving credit facilities	(10.0)	(20.0)
Net cash provided by financing activities	105.0	75.0
Cash, cash equivalents, and restricted cash:
Net change	(9.5)	5.5
Balance at beginning of period	30.6	26.7
Cash, cash equivalents, and restricted cash at end of period	$21.1	$32.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.9	$11.3
Non-cash investing activities:
Accruals for capital expenditures	$36.4	$23.7
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2023	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)
Net income					1.2	1.2
Net comprehensive loss				(0.2)		(0.2)
Balance, March 31, 2023	1	$—	$2,601.3	$(2.6)	$(2,721.4)	$(122.7)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net income					15.4	15.4
Net comprehensive income				0.1		0.1
Balance, March 31, 2022	1	$—	$2,601.3	$(4.7)	$(2,702.5)	$(105.9)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 537,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

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

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. We have evaluated subsequent events through the date this report is issued. All material intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's deficit, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2023	December 31, 2022
Cash and cash equivalents	$21.0	$30.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$21.1	$30.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
$ in millions	2023	2022
Accounts receivable, net:
Customer receivables	$68.3	$61.3
Unbilled revenue	18.2	24.0
Amounts due from affiliates	3.8	3.2
Other	7.0	3.9
Allowance for credit losses	(0.6)	(0.5)
Total accounts receivable, net	$96.7	$91.9

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2023 and 2022:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2023	$0.5	$0.9	$(1.1)	$0.3	$0.6
2022	$0.3	$(0.1)	$(0.2)	$0.2	$0.2

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

Inventories
Inventories consist of materials and supplies as of March 31, 2023 and December 31, 2022.

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

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or the FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or the FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or the FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to approval by the PUCO or the FERC. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 2 – REGULATORY MATTERS in Item 8.—Financial Statements and Supplementary Data of our Form 10-K for more information.

Accumulated other comprehensive loss
The amounts reclassified out of AOCL by component during the three months ended March 31, 2023 and 2022 are as follows:

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2023	2022
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.2)	$(0.2)
	Income tax effect	—	0.1
	Net of income taxes	(0.2)	(0.1)

Amortization of unfunded pension and other postretirement obligations (Note 7):
	Other expense	—	0.3
	Income tax effect	—	(0.1)
	Net of income taxes	—	0.2

Total reclassifications for the period, net of income taxes		$(0.2)	$0.1

The changes in the components of AOCL during the three months ended March 31, 2023 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2023	$12.0	$(14.4)	$(2.4)

Amounts reclassified from AOCL to earnings	(0.2)	—	(0.2)

Balance as of March 31, 2023	$11.8	$(14.4)	$(2.6)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
	March 31,
$ in millions	2023	2022
Excise taxes collected	$12.0	$13.1

New Accounting Pronouncements Adopted in 2023
We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Effective
We have assessed and determined that the new accounting pronouncements issued but not yet effective are not expected to have a material impact on our consolidated financial statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Comprehensive Settlement
AES Ohio ESP – Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO's decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenues dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal are expected but not yet scheduled.

ESP 4 – AES Ohio is currently operating pursuant to ESP 1. On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the RSC would continue as part of ESP 4.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, pending at the PUCO. The Settlement is subject to, and conditioned upon, approval by the PUCO. The Settlement would provide for a three-year ESP without a rate stability charge, and, in addition to other items, provides for the following:

•A Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps;
•The recovery of approximately $66.0 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4; and
•Funding of programs for assistance to low-income customers and for economic development.

Upon approval of this Settlement, the distribution rates that were approved by the PUCO in December 2022, and are described in the paragraph below, will become effective. An evidentiary hearing began May 2, 2023, and AES Ohio expects an order by the PUCO in the third quarter of 2023.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service and
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

As noted above, these rates will go into effect when the PUCO approves AES Ohio's Settlement regarding ESP 4.

3. FAIR VALUE

The fair value of our financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4 – FAIR VALUE in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. We recorded net unrealized gains / (losses) related to equity investments still held as of March 31, 2023 and 2022 of $0.3 million and $(0.5) million during the three months ended March 31, 2023 and 2022, respectively. These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2023 or 2022.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of March 31, 2023				Fair value as of December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.5	$—	$—	$0.5
Mutual funds	7.1	—	—	7.1	7.0	—	—	7.0
Total assets	$7.4	$—	$—	$7.4	$7.5	$—	$—	$7.5

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of March 31, 2023				Carrying Amount	Fair value as of December 31, 2022
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,536.7	$—	$1,392.0	$17.0	$1,409.0	$1,535.9	$—	$1,376.4	$17.0	$1,393.4

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on our derivative and hedge accounting policies, see Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Financial Derivatives and Note 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of Item 8 – Financial Statements and Supplementary Data in our Form 10-K.

Cash Flow Hedges
DPL previously used derivative financial instruments primarily to manage the interest rate risk associated with our long-term debt. These interest rate derivative contracts were settled in 2013, and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$12.0	$12.8
Net gains reclassified to earnings
Interest expense	(0.2)	(0.1)
Ending accumulated derivative gains in AOCL	$11.8	$12.7

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2023	2022
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	17.0	17.0
Unamortized deferred financing costs			(6.6)	(6.9)
Unamortized debt discounts, net			(2.4)	(2.4)
Total long-term debt at AES Ohio			713.0	712.7

DPL Inc. debt
Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(6.2)	(6.7)
Unamortized debt discounts, net			(0.7)	(0.7)
Total DPL consolidated long-term debt			1,536.7	1,535.9
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,536.5	$1,535.7

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
(c)Note payable to related party.

Revolving Credit Agreements
As of March 31, 2023 and December 31, 2022, the DPL Credit Agreement had outstanding borrowings of $30.0 million and $35.0 million, respectively. As of March 31, 2023 and December 31, 2022, the AES Ohio Credit Agreement had outstanding borrowings of $230.0 million and $120.0 million, respectively.

Significant transactions
On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and intends to use the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

Long-term debt covenants and restrictions
The DPL Credit Agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters of $150.0 million. As of March 31, 2023, DPL was in compliance with this financial covenant.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.00 to 1.00. As of March 31, 2023, DPL was in compliance with this financial covenant.

The DPL Credit Agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of March 31, 2023, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Starting with the quarter ended September 30, 2021, the borrowing limit on the DPL Credit Agreement will be reduced by $5.0 million per quarter should the Total Debt to EBITDA ratio for the period of four consecutive quarters exceed 7.00 to 1.00. As of March 31, 2023, DPL exceeded this ratio, and the borrowing limit was reduced from $45.0 million to $40.0 million.

The AES Ohio Credit Agreement and Fifty-Third and Fifty-Fourth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040 and the 5.19% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2023, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL. As of March 31, 2023, DPL and AES Ohio were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 47.8% for the three months ended March 31, 2023, respectively, compared to (31.6)% for the three months ended March 31, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss.

DPL's income tax expense for the three months ended March 31, 2023 was calculated using the estimated annual effective income tax rate for 2023 of 47.5% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
$ in millions	2023	2022
Service cost	$0.7	$1.3
Interest cost	4.0	2.4
Expected return on plan assets	(4.4)	(4.0)
Amortization of unrecognized:
Prior service cost	0.2	0.2
Actuarial loss	0.2	1.4
Net periodic benefit cost	$0.7	$1.3

The components of net periodic (benefit) / cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during each of the three months ended March 31, 2023 and 2022.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.1 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively, were not material to the financial statements in the periods covered by this report.

8. SHAREHOLDER'S DEFICIT

In April 2023, DPL received a $50.0 million cash contribution from AES. Subsequently, DPL made a $50.0 million capital contribution to AES Ohio. The contribution at DPL will be allocated partially to DPL's outstanding tax receivable from AES, with the balance recorded as an equity contribution. The proceeds from the equity contribution allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2023, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash and CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $53.2 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

10. BUSINESS SEGMENTS

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1 – OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2023
Revenues from external customers	$237.7	$2.4	$—	$240.1
Intersegment revenues	0.1	0.9	(1.0)	—
Total revenues	$237.8	$3.3	$(1.0)	$240.1

Depreciation and amortization	$19.4	$0.4	$—	$19.8
Interest expense	$8.3	$9.8	$—	$18.1
Income / (loss) before income tax	$10.9	$(8.6)	$—	$2.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2022
Revenues from external customers	$196.8	$2.5	$—	$199.3
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$197.0	$3.4	$(1.1)	$199.3

Depreciation and amortization	$19.2	$0.3	$—	$19.5
Interest expense	$5.9	$9.6	$—	$15.5
Income / (loss) before income tax	$19.6	$(7.9)	$—	$11.7

Total Assets	March 31, 2023	December 31, 2022
Utility	$2,446.5	$2,405.9
All Other (a)	20.6	16.5
DPL Consolidated	$2,467.1	$2,422.4

(a)    "All Other" includes Eliminations for all periods presented.

11. REVENUES

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenues, see Note 13 – REVENUES in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.

DPL's revenue from contracts with customers was $239.2 million and $197.7 million for the three months ended March 31, 2023 and 2022.

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2023 and 2022:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$143.0	$—	$—	$143.0
Commercial revenue	42.9	—	—	42.9
Industrial revenue	17.7	—	—	17.7
Governmental revenue	6.1	—	—	6.1
Other (a)	3.2	—	—	3.2
Total retail revenue from contracts with customers	212.9	—	—	212.9
Wholesale revenue
Wholesale revenue from contracts with customers	3.8	—	(0.1)	3.7
RTO ancillary revenue	19.7	—	—	19.7
Capacity revenue	0.5	—	—	0.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	0.9	0.9	(0.9)	0.9
Total revenues	$237.8	$3.3	$(1.0)	$240.1

	Three months ended March 31, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$109.9	$—	$—	$109.9
Commercial revenue	35.0	—	—	35.0
Industrial revenue	16.9	—	—	16.9
Governmental revenue	6.1	—	—	6.1
Other (a)	2.9	—	—	2.9
Total retail revenue from contracts with customers	170.8	—	—	170.8
Wholesale revenue
Wholesale revenue from contracts with customers	7.7	—	(0.2)	7.5
RTO ancillary revenue	15.1	—	—	15.1
Capacity revenue	1.8	—	—	1.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	1.6	0.9	(0.9)	1.6
Total revenues	$197.0	$3.4	$(1.1)	$199.3

(a)    "Other" primarily includes operation and maintenance service revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $86.5 million and $85.3 million as of March 31, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

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

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2023	2022
Revenues	$237.8	$197.0

Operating costs and expenses
Net purchased power cost	122.0	90.5
Operation and maintenance	53.2	40.2
Depreciation and amortization	19.4	19.2
Taxes other than income taxes	25.5	21.9
Gain on disposal of business	—	(0.6)
Total operating costs and expenses	220.1	171.2

Operating income	17.7	25.8

Other expense, net:
Interest expense	(8.3)	(5.9)
Other income / (expense)	1.5	(0.3)
Total other expense, net	(6.8)	(6.2)

Income before income tax	10.9	19.6

Income tax expense	1.3	2.7

Net income	$9.6	$16.9
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2023	2022
Net income	$9.6	$16.9
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1) and $(0.2) for each respective period	0.1	0.7

Other comprehensive income	0.1	0.7

Net Comprehensive income	$9.7	$17.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9.4	$19.7
Accounts receivable, net of allowance for credit losses of $0.6 and $0.5, respectively (Note 1)	96.6	92.3
Inventories	29.4	26.8
Taxes applicable to subsequent years	69.9	93.9
Regulatory assets, current	32.2	39.2
Taxes receivable	29.4	29.6
Prepayments and other current assets	7.9	4.2
Total current assets	274.8	305.7

Property, plant & equipment:
Property, plant & equipment	2,845.9	2,752.7
Less: Accumulated depreciation and amortization	(1,088.3)	(1,086.5)
	1,757.6	1,666.2
Construction work in process	161.6	195.3
Total net property, plant & equipment	1,919.2	1,861.5

Other non-current assets:
Regulatory assets, non-current	133.9	129.8
Intangible assets, net of amortization	75.4	68.5
Other non-current assets	43.2	40.4
Total other non-current assets	252.5	238.7
Total assets	$2,446.5	$2,405.9

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 4)	$230.2	$120.2
Accounts payable	110.1	129.5
Accrued taxes	94.2	88.3
Accrued interest	8.3	3.4
Customer and supplier deposits	23.2	16.3
Regulatory liabilities, current	29.5	40.4
Accrued and other current liabilities	20.8	18.7
Total current liabilities	516.3	416.8

Non-current liabilities:
Long-term debt (Note 4)	712.8	712.5
Deferred income taxes	197.7	194.9
Taxes payable	47.1	94.3
Regulatory liabilities, non-current	196.4	198.7
Accrued pension and other postretirement obligations	34.7	41.8
Other non-current liabilities	4.9	5.1
Total non-current liabilities	1,193.6	1,247.3

Commitments and contingencies (Note 8)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	760.5	773.6
Accumulated other comprehensive loss	(26.7)	(26.8)
Retained earnings / (Accumulated deficit)	2.4	(5.4)
Total common shareholder's equity	736.6	741.8
Total liabilities and shareholder's equity	$2,446.5	$2,405.9
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2023	2022
Cash flows from operating activities:
Net income	$9.6	$16.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.4	19.2
Deferred income taxes	1.3	2.0
Gain on disposal of business	—	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	(4.3)	(1.7)
Inventories	(2.5)	(3.0)
Taxes applicable to subsequent years	24.0	22.3
Current and non-current regulatory assets and liabilities	(11.4)	10.4
Accounts payable	(9.4)	(16.7)
Accrued taxes payable / receivable	(41.2)	(38.8)
Accrued interest	4.8	3.3
Accrued pension and other post-retirement benefits	(7.1)	(8.0)
Other	3.3	0.9
Net cash provided by / (used in) operating activities	(13.5)	6.2
Cash flows from investing activities:
Capital expenditures	(88.8)	(64.2)
Cost of removal payments	(3.2)	(5.0)
Other investing activities, net	0.2	0.5
Net cash used in investing activities	(91.8)	(68.7)
Cash flows from financing activities:
Dividends and returns of capital paid to parent	(15.0)	(9.0)
Borrowings from revolving credit facilities	115.0	95.0
Repayment of borrowings from revolving credit facilities	(5.0)	(20.0)
Net cash provided by financing activities	95.0	66.0
Cash, cash equivalents, and restricted cash:
Net change	(10.3)	3.5
Balance at beginning of period	19.8	14.5
Cash, cash equivalents, and restricted cash at end of period	$9.5	$18.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$3.1	$1.8
Non-cash investing activities:
Accruals for capital expenditures	$36.3	$23.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2023	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8
Net income					9.6	9.6
Net comprehensive income				0.1		0.1
Distributions to parent (b)			(13.1)		(1.9)	(15.0)
Other					0.1	0.1
Balance, March 31, 2023	41,172,173	$0.4	$760.5	$(26.7)	$2.4	$736.6

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net income					16.9	16.9
Net comprehensive income				0.7		0.7
Distributions to parent (b)			(9.0)			(9.0)
Other					(0.3)	(0.3)
Balance, March 31, 2022	41,172,173	$0.4	$813.5	$(31.1)	$7.7	$790.5

(a)$0.01 par value, 50,000,000 shares authorized.
(b)AES Ohio made return of capital payments of $13.1 million and $9.0 million during the three months ended March 31, 2023 and 2022, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 537,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's equity, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9.4	$19.7
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$9.5	$19.8

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
$ in millions	2023	2022
Accounts receivable, net:
Customer receivables	67.6	$60.6
Unbilled revenue	18.2	24.0
Amounts due from affiliates	4.5	4.4
Other	6.9	3.8
Allowance for credit losses	(0.6)	(0.5)
Total accounts receivable, net	$96.6	$92.3

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2023 and 2022:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2023	$0.5	$0.9	$(1.1)	$0.3	$0.6
2022	$0.3	$(0.1)	$(0.2)	$0.2	$0.2

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

Inventories
Inventories consist of materials and supplies as of March 31, 2023 and December 31, 2022.

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

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or the FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or the FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or the FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to approval by the PUCO or the FERC. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 2 – REGULATORY MATTERS in Item 8.—Financial Statements and Supplementary Data of our Form 10-K for more information.

AOCL
The amounts reclassified out of AOCL by component during the three months ended March 31, 2023 and 2022 are as follows:

Details about AOCL components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2023	2022
Amortization of unfunded pension and other postretirement obligations (Note 6):
	Other expense	0.2	0.9
	Income tax effect	(0.1)	(0.2)
	Net of income taxes	0.1	0.7

Total reclassifications for the period, net of income taxes		$0.1	$0.7

The changes in the components of AOCL during the three months ended March 31, 2023 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2023	$(26.8)

Amounts reclassified from AOCL to earnings	0.1

Balance as of March 31, 2023	$(26.7)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
	March 31,
$ in millions	2023	2022
Excise taxes collected	$12.0	$13.1

New Accounting Pronouncements Adopted in 2023
We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Effective
We have assessed and determined that the new accounting pronouncements issued but not yet effective are not expected to have a material impact on our financial statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Comprehensive Settlement
AES Ohio ESP – Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO's decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenues dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal are expected but not yet scheduled.

ESP 4 – AES Ohio is currently operating pursuant to ESP 1. On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the RSC would continue as part of ESP 4.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, pending at the PUCO. The Settlement is subject to, and conditioned upon, approval by the PUCO. The Settlement would provide for a three-year ESP without a rate stability charge, and, in addition to other items, provides for the following:
•A Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps;
•The recovery of approximately $66.0 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4; and
•Funding of programs for assistance to low-income customers and for economic development.

Upon approval of this Settlement, the distribution rates that were approved by the PUCO in December 2022, and are described in the paragraph below, will become effective. An evidentiary hearing began May 2, 2023, and AES Ohio expects an order by the PUCO in the third quarter of 2023.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service and
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

As noted above, these rates will go into effect when the PUCO approves AES Ohio's Settlement regarding ESP 4.

3. FAIR VALUE

The fair value of our financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4 – FAIR VALUE in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. We recorded net unrealized gains / (losses) related to equity investments still held as of March 31, 2023 and 2022 of $0.3 million and $(0.5) million during the three months ended March 31, 2023 and 2022, respectively. These amounts are included in Other income / (expense) in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2023 or 2022.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of March 31, 2023				Fair value as of December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.5	$—	$—	$0.5
Mutual funds	7.1	—	—	7.1	7.0	—	—	7.0
Total assets	$7.4	$—	$—	$7.4	$7.5	$—	$—	$7.5

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of March 31, 2023				Carrying Amount	Fair value as of December 31, 2022
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$713.0	$—	$623.3	17.0	$640.3	$712.7	$—	$610.9	$17.0	$627.9

4. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2023	2022
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	17.0	17.0
Unamortized deferred financing costs			(6.6)	(6.9)
Unamortized debt discounts, net			(2.4)	(2.4)
Total long-term debt			713.0	712.7
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$712.8	$712.5
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

Revolving Credit Agreements
As of March 31, 2023 and December 31, 2022, the AES Ohio Credit Agreement had outstanding borrowings of $230.0 million and $120.0 million, respectively.

Significant transactions
On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and intends to use the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third and Fifty-Fourth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040 and the 5.19% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2023, AES Ohio was in compliance with this financial covenant.

As of March 31, 2023, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 11.9% for the three months ended March 31, 2023, compared to 13.8% for the three months ended March 31, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
$ in millions	2023	2022
Service cost	$0.7	$1.3
Interest cost	4.0	2.4
Expected return on plan assets	(4.4)	(4.0)
Amortization of unrecognized:
Prior service cost	0.3	0.3
Actuarial loss	0.3	1.9
Net periodic benefit cost	$0.9	$1.9

The components of net periodic (benefit) / cost other than service cost are included in Other income / (expense), net: in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during each of the three months ended March 31, 2023 and 2022.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.1 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively, were not material to the financial statements in the periods covered by this report.

7. SHAREHOLDER'S EQUITY

In April 2023, DPL made a capital contribution of $50.0 million to AES Ohio. The proceeds allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2023, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash and CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2023, AES Ohio could be responsible for the repayment of 4.9%, or

$53.2 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

9. REVENUES

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenues, see Note 11 – REVENUES in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.

AES Ohio's revenue from contracts with customers was $236.9 million and $195.4 million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
$ in millions	2023	2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$143.0	$109.9
Commercial revenue	42.9	35.0
Industrial revenue	17.7	16.9
Governmental revenue	6.1	6.1
Other (a)	3.2	2.9
Total retail revenue from contracts with customers	212.9	170.8
Wholesale revenue
Wholesale revenue from contracts with customers	3.8	7.7
RTO ancillary revenue	19.7	15.1
Capacity revenue	0.5	1.8
Miscellaneous revenue	0.9	1.6
Total revenues	$237.8	$197.0

(a)    "Other" primarily includes operation and maintenance service revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.

The balances of receivables from contracts with customers were $85.8 million and $84.6 million as of March 31, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

10. RISKS AND UNCERTAINTIES

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

The condensed consolidated financial statements included in Part I, Item 1 – Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our Form 10-K.

FORWARD–LOOKING STATEMENTS
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Part II, Item 1A of this quarterly report and Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K and subsequent filings with the SEC.

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

OVERVIEW OF OUR BUSINESS
DPL, an indirectly wholly-owned subsidiary of AES, is a holding company incorporated under the laws of the state of Ohio. DPL's principal subsidiary is AES Ohio, a regulated electric utility operating in the state of Ohio. Substantially all of our business consists of the transmission, distribution and sale of electric energy conducted through AES Ohio. Our business segments are “utility” and “all other.” For additional information regarding our business, see Item 1 – Business of our Form 10-K.

EXECUTIVE SUMMARY

DPL

For the three months ended March 31, 2023, DPL's income before income tax of $2.3 million was lower by $9.4 million, or 80%, compared to the prior period income before income tax of $11.7 million, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2023 vs. 2022
Decrease in retail margin due to lower demand driven by weather	$(4.3)
Decrease due to higher operation and maintenance expenses	(4.2)
Decrease due to higher taxes other than income	(3.5)
Increase due to higher transmission revenues driven by an increase in transmission rates	4.6
Other	(2.0)
Net change in income before income tax	$(9.4)

AES Ohio

For the three months ended March 31, 2023, AES Ohio's income before income tax of $10.9 million was lower by $8.7 million, or 44%, compared to the prior period income before income tax of $19.6 million, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2023 vs. 2022
Decrease in retail margin due to lower demand driven by weather	$(4.3)
Decrease due to higher operation and maintenance expenses	(4.0)
Decrease due to higher taxes other than income	(3.6)
Increase due to higher transmission revenues driven by an increase in transmission rates	4.6
Other	(1.4)
Net change in income before income tax	$(8.7)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2023	2022	$ change	% change
Revenues:
Retail	$212.9	$170.8	$42.1	24.6%
Wholesale	3.7	7.5	(3.8)	(50.7)%
RTO ancillary	19.7	15.1	4.6	30.5%
Capacity revenues	0.5	1.8	(1.3)	(72.2)%
Miscellaneous revenues	3.3	4.1	(0.8)	(19.5)%
Total revenues	240.1	199.3	40.8	20.5%

Operating costs and expenses:
Purchased power:
Purchased power	105.8	66.1	39.7	60.1%
RTO charges	16.4	24.7	(8.3)	(33.6)%
Net purchased power cost	122.2	90.8	31.4	34.6%
Operation and maintenance	54.0	40.8	13.2	32.4%
Depreciation and amortization	19.8	19.5	0.3	1.5%
Taxes other than income taxes	25.5	22.0	3.5	15.9%
Gain on disposal of business	—	(0.6)	0.6	(100.0)%
Total operating costs and expenses	221.5	172.5	49.0	28.4%

Operating income	18.6	26.8	(8.2)	(30.6)%

Other expense, net:
Interest expense	(18.1)	(15.5)	(2.6)	16.8%
Other income	1.8	0.4	1.4	350.0%
Total other expense, net	(16.3)	(15.1)	(1.2)	7.9%

Income before income tax (a)	$2.3	$11.7	$(9.4)	(80.3)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2023	2022	change	% change
Actual
Heating degree-days	2,223	2,756	(533)	(19.3)%
Cooling degree-days	—	—	—	—%

30-year average (b)
Heating degree-days	2,812	2,836
Cooling degree-days	2	2

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2023	2022	change	% change
Retail electric sales (b)
Residential	1,374	1,571	(197)	(12.5)%
Commercial	839	867	(28)	(3.2)%
Industrial	855	894	(39)	(4.4)%
Governmental	278	284	(6)	(2.1)%
Other	12	5	7	140.0%
Total retail electric sales	3,358	3,621	(263)	(7.3)%
Wholesale electric sales (c)	111	139	(28)	(20.1)%
Total electric sales	3,469	3,760	(291)	(7.7)%

Billed electric customers (end of period)	537,108	535,112	1,996	0.4%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 913 kWh and 1,222 kWh for the three months ended March 31, 2023 and 2022, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following chart shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2023 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(Three months ended)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(10.0)%
(12.0)%
(14.0)%
0.7%
(12.5)%
0.7%
(3.2)%
(4.4)%
(4.4)%
0.2%
0.2%
(0.6)%
(7.3)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2023 vs. 2022 Weather-normalized YTD
2023 vs. 2022 Actual YTD

During the three months ended March 31, 2023, Revenues increased $40.8 million to $240.1 million compared to $199.3 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2023 vs. 2022
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$56.4
Increase due to the USF Revenue Rate Rider	7.0
Decrease due to the TCRR Rider	(7.7)
Other	3.0
Net change in retail rate	58.7

Volume
Net decrease in demand primarily driven by weather	(16.8)

Other miscellaneous	0.2
Total retail change	42.1

Wholesale
Decrease primarily due to lower rates and volumes on power sales at OVEC	(3.8)

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates in the current year	3.3

Other
Miscellaneous revenues	(0.8)
Net change in Revenues	$40.8

DPL – Net Purchased Power
During the three months ended March 31, 2023, Net purchased power increased $31.4 million to $122.2 million compared to $90.8 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2023 vs. 2022
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid auction	$55.4
Volume
Decrease primarily due to lower retail SSO load served due to demand and decreased SSO customers	(15.7)
Total purchased power change	39.7

RTO charges
Decrease primarily due to lower TCRR rates	(8.3)
Net change in purchased power	$31.4

DPL – Operation and Maintenance
During the three months ended March 31, 2023, Operation and maintenance expense increased $13.2 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2023 vs. 2022
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$7.0
Increase in deferred storm costs (a)	2.0
Increase in salaries and wages expense	1.9
Increase in charges from Service Company	1.8
Other, net	0.5
Net change in operation and maintenance expense	$13.2

(a)    There is a corresponding offset in Revenues associated with these costs.

DPL – Taxes Other Than Income Taxes
During the three months ended March 31, 2023, Taxes other than income taxes increased $3.5 million compared to the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense
During the three months ended March 31, 2023, Interest expense increased $2.6 million compared to the same period in the prior year. The increase was primarily the result of the issuance of additional debt at AES Ohio in the second quarter of 2022.

DPL – Other Income
During the three months ended March 31, 2023, Other income increased $1.4 million compared to the prior year. The increase was primarily the result of higher gains on the Master Trust assets in the current year.

DPL – Income Tax Expense / (Benefit)
Income tax expense was $1.1 million during the three months ended March 31, 2023 compared to income tax benefit of $3.7 million during the three months ended March 31, 2022. The change was primarily due to a higher estimated effective tax rate in the current year versus the prior year as a result of the reversal of excess deferred items as a percentage of pre-tax book income.

See Note 6 – INCOME TAXES in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS BY SEGMENT - DPL

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Condensed Consolidated Financial Statements for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

See Part I, Item 1, Note 10 – BUSINESS SEGMENTS of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from before income tax by business segment:

	Three months ended
	March 31,
$ in millions	2023	2022
Utility	$10.9	$19.6
Other	(8.6)	(7.9)
Income before income tax (a)	$2.3	$11.7

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

RESULTS OF OPERATIONS BY SEGMENT – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (RESULTS OF OPERATIONS – AES Ohio) of this Form 10-Q.

RESULTS OF OPERATIONS – AES Ohio

	Three months ended
	March 31,
$ in millions	2023	2022	$ change	% change
Revenues:
Retail	$212.9	$170.8	$42.1	24.6%
Wholesale	3.8	7.7	(3.9)	(50.6)%
RTO ancillary	19.7	15.1	4.6	30.5%
Capacity revenues	0.5	1.8	(1.3)	(72.2)%
Miscellaneous revenues	0.9	1.6	(0.7)	(43.8)%
Total revenues	237.8	197.0	40.8	20.7%

Operating costs and expenses:
Purchased power:
Purchased power	105.8	66.1	39.7	60.1%
RTO charges	16.2	24.4	(8.2)	(33.6)%
Net purchased power cost	122.0	90.5	31.5	34.8%
Operation and maintenance	53.2	40.2	13.0	32.3%
Depreciation and amortization	19.4	19.2	0.2	1.0%
Taxes other than income taxes	25.5	21.9	3.6	16.4%
Gain on disposal of business	—	(0.6)	0.6	(100.0)%
Total operating costs and expenses	220.1	171.2	48.9	28.6%

Operating income	17.7	25.8	(8.1)	(31.4)%

Other expense, net:
Interest expense	(8.3)	(5.9)	(2.4)	40.7%
Other income / (expense)	1.5	(0.3)	1.8	(600.0)%
Total other expense, net	(6.8)	(6.2)	(0.6)	9.7%

Income before income tax (a)	$10.9	$19.6	$(8.7)	(44.4)%

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

During the three months ended March 31, 2023, Revenues increased $40.8 million to $237.8 million compared to $197.0 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2023 vs. 2022
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$56.4
Increase due to the USF Revenue Rate Rider	7.0
Decrease due to the TCRR Rider	(7.7)
Other	3.0
Net change in retail rate	58.7

Volume
Net decrease in demand primarily driven by weather	(16.8)

Other miscellaneous	0.2
Total retail change	42.1

Wholesale
Decrease primarily due to lower rates and volumes on power sales at OVEC	(3.9)

RTO ancillary and capacity revenues
Increase primarily due to higher transmission formula rates in the current year	3.3

Other
Miscellaneous revenues	(0.7)
Net change in revenues	$40.8

AES Ohio – Net Purchased Power
During the three months ended March 31, 2023, net purchased power increased $31.5 million to $122.0 million compared to $90.5 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2023 vs. 2022
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid auction	$55.4
Volume
Decrease primarily due to lower retail SSO load served due to demand and decreased SSO customers	(15.7)
Total purchased power change	39.7

RTO charges
Decrease primarily due to lower TCRR rates	(8.2)
Net change in purchased power	$31.5

AES Ohio – Operation and Maintenance
During the three months ended March 31, 2023, Operation and Maintenance expense increased $13.0 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2023 vs. 2022
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$7.0
Increase in deferred storm costs (a)	2.0
Increase in salaries and wages expense	1.9
Increase in charges from Service Company	1.7
Other, net	0.4
Net change in operation and maintenance expense	$13.0

(a)    There is a corresponding offset in Revenues associated with these costs.

AES Ohio – Taxes Other Than Income Taxes
During the three months ended March 31, 2023, Taxes other than income taxes increased $3.6 million compared to the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense
During the three months ended March 31, 2023, Interest expense increased $2.4 million compared to the same period in the prior year. The increase was primarily the result of the issuance of additional debt in the second quarter of 2022.

AES Ohio – Other Income / (Expense)
During the three months ended March 31, 2023, Other income / (expense) increased $1.8 million compared to the prior year. The increase was primarily the result of higher gains on the Master Trust assets in the current year.

AES Ohio – Income Tax Expense
During the three months ended March 31, 2023, Income tax expense decreased $1.4 million compared to the same period in the prior year primarily due to the decrease in income before income tax.

See Note 5 – INCOME TAXES of Notes to AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2023 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•the timely recovery of transmission and distribution expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see Item 1 – Business and Item 1A – Risk Factors in our Form 10-K.

Operational

Capital Projects – Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

COVID-19 Pandemic – The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets intermittently in the last three years. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We take a variety of measures to ensure our ability to transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate.

While we continue to experience some COVID-19 impacts, such impacts have not been material nor do we expect they will be material. The magnitude and duration of the COVID-19 pandemic is unknown at this time. Also see Item 1A – Risk Factors of our Form 10-K.

Macroeconomic and Political
U.S. Income Tax – The macroeconomic and political environments in the U.S. have changed during 2022 and 2023. This could result in significant impacts to tax law. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. We are currently evaluating the applicability and effect of the new law.

Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) – In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years across the United States. The BIL’s energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional Low Income Home Energy Assistance Program funding. AES Ohio has identified potential opportunities associated with the BIL and is actively submitting concept papers and grants for those that align with its strategy going forward.

Inflation – In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our market, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the standard service offer auction process has reflected current macroeconomic conditions in terms of pricing.

Reference Rate Reform – As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the SOFR as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. The AES Ohio Credit Agreement has been transitioned off of LIBOR and while the DPL Credit Agreement continues to use

LIBOR as the interest rate benchmark, we expect that the DPL Credit Agreement will be retired on or before June 30, 2023.

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K previously filed with the SEC during 2023 describes other regulatory matters which have not materially changed since that filing.

Distribution Rate Case – On December 14, 2022, the PUCO issued an order on AES Ohio's pending distribution rate case application. Among other matters, the order establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service, which is expected to go into effect when AES Ohio has a new electric security plan in place.

ESP 4 – On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, pending at the PUCO. The Settlement is subject to, and conditioned upon, approval by the PUCO. The Settlement provides for a three-year ESP without a rate stability charge.

See Part I, Item 1, Note 2 – REGULATORY MATTERS of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – REGULATORY MATTERS of Notes to AES Ohio's Condensed Financial Statements for further information regarding these and other regulatory matters.

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
•NAAQS; and
•potential CAA Section 111(d) regulations for greenhouse gases from existing electric generating units.

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

Clean Water Act – Regulation of Water Discharge - In June 2015, the EPA and the U.S. Army Corps of Engineers (the "Agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." ("WOTUS") rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the Agencies, on April 21, 2020, issued the final “Navigable Waters Protection” rule ("NWP Rule") which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating, on a nationwide basis, and remanding the NWP Rule. The Agencies again interpreted water of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the Agencies published a final rule restoring regulations such that the waters of the U.S. were defined as they were prior to 2015 but with updates intended to be consistent with relevant prior Supreme Court decisions. On April 12, 2023, the U.S. District Court for the District of North Dakota granted a motion which enjoined the agencies from implementing the 2023 final rule interpretation of the scope of waters of the U.S. As a result, the pre-2015 regulatory regime will apply in a group of states, including Ohio, until further action is taken.

A U.S. Supreme Court decision related to waters of the U.S. also remains pending. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the U.S. in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which of these two tests from the 2006 Rapanos decision controls.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over the waters of the U.S. might have a material adverse effect on our results of operations, financial condition and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $21.0 million and $9.4 million, respectively, as of March 31, 2023. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,552.6 million and $722.0 million, respectively.

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

On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and intends to use the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Three months ended March 31,
$ in millions	2023	2022
Net cash used in operating activities	$(22.1)	$(0.2)
Net cash used in investing activities	(92.4)	(69.3)
Net cash provided by financing activities	105.0	75.0
Net change	(9.5)	5.5
Balance at beginning of period	30.6	26.7
Cash, cash equivalents, and restricted cash at end of period	$21.1	$32.2

The following cash flow review compares the cash flows of DPL for the three months ended March 31, 2023 to the cash flows for the three months ended March 31, 2022.

DPL – Net cash from operating activities

	Three months ended March 31,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income	$1.2	$15.4	$(14.2)
Depreciation and amortization	19.8	19.5	0.3
Deferred income taxes	3.7	(0.4)	4.1
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	24.7	33.9	(9.2)
Net change in operating assets and liabilities	(46.8)	(34.1)	(12.7)
Net cash used in operating activities	$(22.1)	$(0.2)	$(21.9)

The net change in operating assets and liabilities during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(21.8)
Increase from accounts payable due to the timing of payments	6.8
Other	2.3
Net decrease in cash from changes in operating assets and liabilities	$(12.7)

DPL – Net cash from investing activities
Net cash used in investing activities increased $23.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(25.0)
Other	1.9
Net change in investing activities	$(23.1)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $30.0 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the following:

$ in millions	$ Change
Higher net draws on revolving credit facilities	30.0
Net change in financing activities	$30.0

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Three months ended March 31,
$ in millions	2023	2022
Net cash provided by / (used in) operating activities	$(13.5)	$6.2
Net cash used in investing activities	(91.8)	(68.7)
Net cash provided by financing activities	95.0	66.0
Net change	(10.3)	3.5
Balance at beginning of period	19.8	14.5
Cash, cash equivalents, and restricted cash at end of period	$9.5	$18.0

The following cash flow review compares the cash flows of AES Ohio for the three months ended March 31, 2023 to the cash flows for the three months ended March 31, 2022.

AES Ohio – Net cash from operating activities

	Three months ended March 31,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income	$9.6	$16.9	$(7.3)
Depreciation and amortization	19.4	19.2	0.2
Deferred income taxes	1.3	2.0	(0.7)
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	30.3	37.5	(7.2)
Net change in operating assets and liabilities	(43.8)	(31.3)	(12.5)
Net cash provided by (used in) operating activities	$(13.5)	$6.2	$(19.7)

The net change in operating assets and liabilities during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(21.8)
Increase from accounts payable due to the timing of payments	7.3
Other	2.0
Net decrease in cash from changes in operating assets and liabilities	$(12.5)

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $23.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(24.6)
Other	1.5
Net change in investing activities	$(23.1)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $29.0 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the following:

$ in millions	$ Change
Higher net draws on revolving credit facilities	35.0
Higher distributions to DPL	(6.0)
Net change in financing activities	$29.0

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

At March 31, 2023, DPL and AES Ohio have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2023
DPL Credit Agreement	Revolving	June 2023	$40.0	$10.0
AES Ohio Credit Agreement	Revolving	June 2024	250.0	20.0
			$290.0	$30.0

For the DPL Credit Agreement, as of March 31, 2023, there were no letters of credit outstanding and $30.0 million in borrowings, with the remaining $10.0 million available to DPL. For more information on the DPL Credit Agreement, see Note 6 – DEBT of our Form 10-K.

For the AES Ohio Credit Agreement, as of March 31, 2023, there were $230.0 million in borrowings under the facility, with the remaining $20.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5 – DEBT of our Form 10-K.

CAPITAL REQUIREMENTS
Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 is currently estimated to cost up to $1.3 billion, and includes estimates as follows:

$ in millions	2023	2024	2025	For the three-year period from 2023 through 2025
Distribution-related additions, improvements and extensions (a)	$146.0	$192.0	$201.0	$539.0
Transmission-related additions and improvements	156.0	192.0	140.0	488.0
Smart Grid improvements and additions	75.0	66.0	51.0	192.0
Other	20.0	6.0	4.0	30.0
Total for AES Ohio	397.0	456.0	396.0	1,249.0

Other subsidiaries	5.0	3.0	2.0	10.0
Total for DPL	$402.0	$459.0	$398.0	$1,259.0

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

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 9 – COMMITMENTS AND CONTINGENCIES of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 8 – COMMITMENTS AND CONTINGENCIES of Notes to AES Ohio's Condensed Financial Statements.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2022 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2023.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2022, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1, Note 2 – REGULATORY MATTERS and Note 9 – COMMITMENTS AND CONTINGENCIES of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 2 – REGULATORY MATTERS and Note 8 – COMMITMENTS AND CONTINGENCIES of Notes to AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. – Risk Factors of our Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	4.1	54th Supplemental Indenture, dated April 1, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 14, 2023 (File No. 1-9052)
X	X	10.1	Stipulation and Recommendation dated April 10, 2023	Exhibit 10.1 to Report on Form 8-K filed April 10, 2023 (File No. 1-9052)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	May 4, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	May 4, 2023	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 4, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	May 4, 2023	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)