Form 10-Q
period 2023-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2023-08-04
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

As of August 3, 2023, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2023

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2023

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2023

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
401(k) Plans	AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - the congressional act passed in November 2021
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
DPL	DPL Inc. and its consolidated subsidiaries
DPL Credit Agreement	DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
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

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2023

Term	Definition
OAQDA	Ohio Air Quality Development Authority
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
SGF	Solar Generation Fund rider - a statewide program that collects monthly payments for all Ohio electric distribution utilities related to in-state solar and nuclear resources
SOFR	Secured Overnight Financing Rate
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
U.S.	United States of America
USD	U.S. dollar
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2023
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A - Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

COMPANY WEBSITE

DP&L’s public internet site is www.aes-ohio.com. The information on this website is not incorporated by reference into this report.

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2023

PART I – Financial Information
This report includes the combined filing of DPL and DP&L. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

ITEM 1 – FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Revenue	$202.0	$190.9	$442.1	$390.2

Operating costs and expenses:
Net purchased power cost	87.5	90.6	209.7	181.4
Operation and maintenance	60.1	43.1	114.1	83.9
Depreciation and amortization	20.5	20.1	40.3	39.6
Taxes other than income taxes	26.7	21.2	52.2	43.2
Gain on disposal of business	—	—	—	(0.6)
Total operating costs and expenses	194.8	175.0	416.3	347.5

Operating income	7.2	15.9	25.8	42.7

Other income / (expense), net:
Interest expense	(19.3)	(16.5)	(37.4)	(32.0)
Other income, net	1.5	—	3.3	0.4
Total other expense, net	(17.8)	(16.5)	(34.1)	(31.6)

Income / (loss) before income tax	(10.6)	(0.6)	(8.3)	11.1

Income tax benefit	(5.4)	(0.8)	(4.3)	(4.5)

Net income / (loss)	$(5.2)	$0.2	$(4.0)	$15.6
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Net income / (loss)	$(5.2)	$0.2	$(4.0)	$15.6
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.0, $0.1 and $0.1 for each respective period	(0.2)	(0.3)	(0.4)	(0.4)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.0, $0.0 and $(0.1) for each respective period	0.1	0.3	0.1	0.5

Other comprehensive income / (loss)	(0.1)	—	(0.3)	0.1

Net comprehensive income / (loss)	$(5.3)	$0.2	$(4.3)	$15.7
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$45.1	$30.5
Accounts receivable, net of allowance for credit losses of $0.7 and $0.5, respectively (Note 1)	80.6	91.9
Inventories	36.1	26.8
Taxes applicable to subsequent years	48.5	94.0
Regulatory assets, current	31.0	39.2
Taxes receivable	9.3	10.9
Prepayments and other current assets	13.4	3.9
Total current assets	264.0	297.2

Property, plant & equipment:
Property, plant & equipment	2,355.1	2,193.6
Less: Accumulated depreciation and amortization	(510.5)	(505.7)
	1,844.6	1,687.9
Construction work in process	152.4	197.1
Total net property, plant & equipment	1,997.0	1,885.0

Other non-current assets:
Regulatory assets, non-current	134.5	129.8
Intangible assets, net of amortization	86.7	70.1
Other non-current assets	44.7	40.3
Total other non-current assets	265.9	240.2

Total assets	$2,526.9	$2,422.4

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 5)	$140.2	$155.2
Accounts payable	109.8	129.5
Accrued taxes	95.0	88.4
Accrued interest	17.3	16.1
Customer and supplier deposits	13.3	16.7
Regulatory liabilities, current	19.6	40.4
Accrued and other current liabilities	22.8	20.9
Total current liabilities	418.0	467.2

Non-current liabilities:
Long-term debt (Note 5)	1,636.8	1,535.7
Deferred income taxes	209.4	199.0
Taxes payable	48.9	94.5
Regulatory liabilities, non-current	186.1	198.7
Accrued pension and other postretirement obligations	34.6	41.8
Other non-current liabilities	9.0	9.2
Total non-current liabilities	2,124.8	2,078.9

Commitments and contingencies (Note 9)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,713.4	2,601.3
Accumulated other comprehensive loss	(2.7)	(2.4)
Accumulated deficit	(2,726.6)	(2,722.6)
Total common shareholder's deficit	(15.9)	(123.7)

Total liabilities and shareholder's deficit	$2,526.9	$2,422.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2023	2022
Cash flows from operating activities:
Net income / (loss)	$(4.0)	$15.6
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	40.3	39.6
Deferred income taxes	7.5	(1.1)
Gain on disposal of business	—	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	11.3	(13.6)
Inventories	(9.3)	(3.5)
Taxes applicable to subsequent years	45.5	42.7
Current and non-current regulatory assets and liabilities	(26.4)	9.1
Prepayments and other current assets	(9.7)	(2.3)
Accounts payable	(9.5)	3.1
Accrued taxes payable / receivable	(39.0)	(46.0)
Accrued interest	1.2	0.6
Accrued and other current liabilities	(1.4)	12.9
Accrued pension and other post-retirement benefits	(7.2)	(8.5)
Other	6.3	3.9
Net cash provided by operating activities	5.6	51.9
Cash flows from investing activities:
Capital expenditures	(175.8)	(133.9)
Cost of removal payments	(12.2)	(8.1)
Other investing activities, net	0.3	(0.2)
Net cash used in investing activities	(187.7)	(142.2)
Cash flows from financing activities:
Payments of deferred financing costs	(0.3)	(1.0)
Issuance of long-term debt	100.0	140.0
Borrowings from revolving credit facilities	130.0	130.0
Repayment of borrowings from revolving credit facilities	(145.0)	(145.0)
Equity contribution from parent	112.0	—
Net cash provided by financing activities	196.7	124.0
Cash, cash equivalents, and restricted cash:
Net change	14.6	33.7
Balance at beginning of period	30.6	26.7
Cash, cash equivalents, and restricted cash at end of period	$45.2	$60.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$34.8	$28.7
Non-cash investing activities:
Accruals for capital expenditures	$36.3	$26.6
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2023	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)
Net income					1.2	1.2
Other comprehensive loss				(0.2)		(0.2)
Balance, March 31, 2023	1	—	2,601.3	(2.6)	(2,721.4)	(122.7)
Net loss					(5.2)	(5.2)
Other comprehensive loss				(0.1)		(0.1)
Equity contribution from parent			112.0			112.0
Other			0.1			0.1
Balance, June 30, 2023	1	$—	$2,713.4	$(2.7)	$(2,726.6)	$(15.9)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net income					15.4	15.4
Other comprehensive income				0.1		0.1
Balance, March 31, 2022	1	—	2,601.3	(4.7)	(2,702.5)	(105.9)
Net income					0.2	0.2
Other comprehensive income				—		—
Balance, June 30, 2022	1	$—	$2,601.3	$(4.7)	$(2,702.3)	$(105.7)

(a)1,500 shares authorized.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DPL, an indirectly wholly-owned subsidiary of AES, is a holding company organized in 1985 under the laws of Ohio. DPL owns all of the outstanding common stock of DP&L, which does business as AES Ohio. Substantially all of DPL’s business consists of transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Ohio. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 537,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's deficit, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

Use of Management Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the revenue and expenses of the periods reported. Actual results could differ from these estimates and assumptions. Significant items subject to such estimates and assumptions include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of allowances for credit losses and deferred income taxes;

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	$45.1	$30.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$45.2	$30.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
$ in millions	2023	2022
Accounts receivable, net:
Customer receivables	$55.8	$61.3
Unbilled revenue	17.1	24.0
Amounts due from affiliates	1.1	3.2
Other	7.3	3.9
Allowance for credit losses	(0.7)	(0.5)
Total accounts receivable, net	$80.6	$91.9

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2023 and 2022:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2023	$0.5	$2.3	$(2.6)	$0.5	$0.7
2022	$0.3	$0.7	$(1.1)	$0.4	$0.3

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

Inventories
Inventories consist of materials and supplies as of June 30, 2023 and December 31, 2022.

Regulatory Accounting
As a regulated utility, AES Ohio applies the provisions of ASC 980 - Regulated Operations, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenue collected for costs that AES Ohio expects to incur in the future.

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

Allowance For Funds Used During Construction
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2023 and 2022, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
AFUDC equity	$1.1	$1.0	$2.5	$2.0
AFUDC debt	$1.4	$0.6	$3.0	$1.2

AOCL
The amounts reclassified out of AOCL by component during the three and six months ended June 30, 2023 and 2022 are as follows:

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2023	2022	2023	2022
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.3)	$(0.3)	$(0.5)	$(0.5)
	Income tax effect	0.1	—	0.1	0.1
	Net of income taxes	(0.2)	(0.3)	(0.4)	(0.4)

Amortization of unfunded pension and other postretirement obligations (Note 7):
	Other expense	0.1	0.3	0.1	0.6
	Income tax effect	—	—	—	(0.1)
	Net of income taxes	0.1	0.3	0.1	0.5

Total reclassifications for the period, net of income taxes		$(0.1)	$—	$(0.3)	$0.1

The changes in the components of AOCL during the six months ended June 30, 2023 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2023	$12.0	$(14.4)	$(2.4)

Amounts reclassified from AOCL to earnings	(0.4)	0.1	(0.3)

Balance as of June 30, 2023	$11.6	$(14.3)	$(2.7)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Excise taxes collected	$10.6	$11.5	$22.6	$24.6

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

2. REGULATORY MATTERS

AES Ohio ESPs and Comprehensive Settlement
AES Ohio ESP – Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO's decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Upon approval of this Settlement, the distribution rates that were approved by the PUCO in December 2022, and are described in the paragraph below, will become effective. An evidentiary hearing began on May 2, 2023, and AES Ohio expects an order by the PUCO in the third quarter of 2023.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of June 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Net unrealized gains / (losses) (a)	$0.1	$(0.9)	$0.4	$(1.4)

(a)    These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2023 or 2022.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of June 30, 2023				Fair value as of December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Mutual funds	6.9	—	—	6.9	7.0	—	—	7.0
Total assets	$7.5	$—	$—	$7.5	$7.5	$—	$—	$7.5

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of June 30, 2023				Carrying Amount	Fair value as of December 31, 2022
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,637.0	$—	$1,477.1	$16.9	$1,494.0	$1,535.9	$—	$1,376.4	$17.0	$1,393.4

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

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$11.8	$12.7	$12.0	$12.8
Net gains reclassified to earnings
Interest expense	(0.2)	(0.3)	(0.4)	(0.4)
Ending accumulated derivative gains in AOCL	$11.6	$12.4	$11.6	$12.4

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2023	2022
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.19%	2033	100.0	—
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.9	17.0
Unamortized deferred financing costs			(6.7)	(6.9)
Unamortized debt discounts, net			(2.4)	(2.4)
Total long-term debt at AES Ohio			812.8	712.7

DPL Inc. debt
Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.7)	(6.7)
Unamortized debt discounts, net			(0.7)	(0.7)
Total DPL consolidated long-term debt			1,637.0	1,535.9
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,636.8	$1,535.7

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
(c)Note payable to related party.

Revolving credit agreements
The DPL Credit Agreement was paid off and retired on June 14, 2023. The balance outstanding on this credit facility as of December 31, 2022 was $35.0 million.

As of June 30, 2023 and December 31, 2022, the AES Ohio Credit Agreement had outstanding borrowings of $140.0 million and $120.0 million, respectively.

Significant transactions
On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and used the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third and Fifty-Fourth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040 and the 5.19% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2023, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL. As of June 30, 2023, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 50.9% and 51.8% for the three and six months ended June 30, 2023, respectively, compared to 133.3% and (40.5)% for the three and six months ended June 30, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss.

DPL's income tax expense for the six months ended June 30, 2023 was calculated using the estimated annual effective income tax rate for 2023 of 51.8% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Service cost	$0.7	$1.2	$1.4	$2.5
Interest cost	4.0	2.4	8.0	4.8
Expected return on plan assets	(4.4)	(3.9)	(8.8)	(7.9)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.5	0.5
Actuarial loss	0.1	1.3	0.3	2.7
Net periodic benefit cost	$0.7	$1.3	$1.4	$2.6

The components of net periodic (benefit) / cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during each of the six months ended June 30, 2023 and 2022.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $6.8 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively, were not material to the financial statements in the periods covered by this report.

8. SHAREHOLDER'S DEFICIT

During the six months ended June 30, 2023, DPL received $125.0 million in cash contributions from AES, and DPL made $125.0 million in equity contributions to AES Ohio. The cash contributions at DPL represented equity contributions of $112.0 million and payments of $13.0 million against the tax receivable.

In July 2023, DPL received a $75.0 million cash contribution from AES. Subsequently, DPL made a $75.0 million equity contribution to AES Ohio.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2023, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $53.7 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2023
Revenue from external customers	$199.5	$2.5	$—	$202.0
Intersegment revenue	0.2	0.8	(1.0)	—
Total revenue	$199.7	$3.3	$(1.0)	$202.0

Depreciation and amortization	$20.2	$0.3	$—	$20.5
Interest expense	$9.7	$9.6	$—	$19.3
Loss before income tax	$(1.9)	$(8.7)	$—	$(10.6)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2022
Revenue from external customers	$188.5	$2.4	$—	$190.9
Intersegment revenue	0.2	0.9	(1.1)	—
Total revenue	$188.7	$3.3	$(1.1)	$190.9

Depreciation and amortization	$19.7	$0.4	$—	$20.1
Interest expense	$6.8	$9.7	$—	$16.5
Income / (loss) before income tax	$7.3	$(7.9)	$—	$(0.6)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2023
Revenue from external customers	$437.2	$4.9	$—	$442.1
Intersegment revenue	0.3	1.7	(2.0)	—
Total revenue	$437.5	$6.6	$(2.0)	$442.1

Depreciation and amortization	$39.6	$0.7	$—	$40.3
Interest expense	$18.0	$19.4	$—	$37.4
Income / (loss) before income tax	$9.0	$(17.3)	$—	$(8.3)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2022
Revenue from external customers	$385.3	$4.9	$—	$390.2
Intersegment revenue	0.4	1.8	(2.2)	—
Total revenue	$385.7	$6.7	$(2.2)	$390.2

Depreciation and amortization	$38.9	$0.7	$—	$39.6
Interest expense	$12.7	$19.3	$—	$32.0
Income / (loss) before income tax	$26.9	$(15.8)	$—	$11.1

Total Assets	June 30, 2023	December 31, 2022
Utility	$2,512.0	$2,405.9
All Other (a)	14.9	16.5
DPL Consolidated	$2,526.9	$2,422.4

(a)    "All Other" includes Eliminations for all periods presented.

11. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenue, see Note 13 – REVENUE in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.

DPL's revenue from contracts with customers was $203.7 million and $188.3 million for the three months ended June 30, 2023 and 2022, respectively, and $442.9 million and $386.0 million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2023 and 2022:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$107.0	$—	$—	$107.0
Commercial revenue	39.2	—	—	39.2
Industrial revenue	16.2	—	—	16.2
Governmental revenue	5.8	—	—	5.8
Other (a)	3.3	—	—	3.3
Total retail revenue from contracts with customers	171.5	—	—	171.5
Wholesale revenue
Wholesale revenue from contracts with customers	3.3	—	(0.2)	3.1
RTO ancillary revenue	24.6	—	—	24.6
Capacity revenue	2.0	—	—	2.0
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	(1.7)	0.8	(0.8)	(1.7)
Total revenue	$199.7	$3.3	$(1.0)	$202.0

	Three Months Ended June 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$93.7	$—	$—	$93.7
Commercial revenue	38.0	—	—	38.0
Industrial revenue	17.9	—	—	17.9
Governmental revenue	5.9	—	—	5.9
Other (a)	3.2	—	—	3.2
Total retail revenue from contracts with customers	158.7	—	—	158.7
Wholesale revenue
Wholesale revenue from contracts with customers	11.0	—	(0.2)	10.8
RTO ancillary revenue	14.9	0.1	—	15.0
Capacity revenue	1.5	—	—	1.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.3	—	2.3
Other miscellaneous revenue	2.6	0.9	(0.9)	2.6
Total revenue	$188.7	$3.3	$(1.1)	$190.9

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Six months ended June 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$250.0	$—	$—	$250.0
Commercial revenue	82.1	—	—	82.1
Industrial revenue	33.9	—	—	33.9
Governmental revenue	11.9	—	—	11.9
Other (a)	6.5	—	—	6.5
Total retail revenue from contracts with customers	384.4	—	—	384.4
Wholesale revenue
Wholesale revenue from contracts with customers	7.1	—	(0.3)	6.8
RTO ancillary revenue	44.3	—	—	44.3
Capacity revenue	2.5	—	—	2.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.9	—	4.9
Other miscellaneous revenue	(0.8)	1.7	(1.7)	(0.8)
Total revenue	$437.5	$6.6	$(2.0)	$442.1

	Six months ended June 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$203.6	$—	$—	$203.6
Commercial revenue	73.0	—	—	73.0
Industrial revenue	34.8	—	—	34.8
Governmental revenue	12.0	—	—	12.0
Other (a)	6.1	—	—	6.1
Total retail revenue from contracts with customers	329.5	—	—	329.5
Wholesale revenue
Wholesale revenue from contracts with customers	18.7	—	(0.4)	18.3
RTO ancillary revenue	30.0	0.1	—	30.1
Capacity revenue	3.3	—	—	3.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.8	—	4.8
Other miscellaneous revenue	4.2	1.8	(1.8)	4.2
Total revenue	$385.7	$6.7	$(2.2)	$390.2

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $72.9 million and $85.3 million as of June 30, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Revenue	$199.7	$188.7	$437.5	$385.7

Operating costs and expenses:
Net purchased power cost	87.2	90.3	209.2	180.8
Operation and maintenance	59.2	42.9	112.4	83.1
Depreciation and amortization	20.2	19.7	39.6	38.9
Taxes other than income taxes	26.6	21.1	52.1	43.0
Gain on disposal of business	—	—	—	(0.6)
Total operating costs and expenses	193.2	174.0	413.3	345.2

Operating income	6.5	14.7	24.2	40.5

Other income / (expense), net:
Interest expense	(9.7)	(6.8)	(18.0)	(12.7)
Other income / (expense), net	1.3	(0.6)	2.8	(0.9)
Total other expense, net	(8.4)	(7.4)	(15.2)	(13.6)

Income / (loss) before income tax	(1.9)	7.3	9.0	26.9

Income tax expense / (benefit)	(1.5)	—	(0.2)	2.7

Net income / (loss)	$(0.4)	$7.3	$9.2	$24.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Net income / (loss)	$(0.4)	$7.3	$9.2	$24.2
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0, $(0.2), $(0.1) and $(0.4) for each respective period	0.1	0.7	0.2	1.4

Other comprehensive income	0.1	0.7	0.2	1.4

Net comprehensive income / (loss)	$(0.3)	$8.0	$9.4	$25.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33.4	$19.7
Accounts receivable, net of allowance for credit losses of $0.7 and $0.5, respectively (Note 1)	80.2	92.3
Inventories	36.1	26.8
Taxes applicable to subsequent years	48.4	93.9
Regulatory assets, current	31.0	39.2
Taxes receivable	29.1	29.6
Prepayments and other current assets	16.4	4.2
Total current assets	274.6	305.7

Property, plant & equipment:
Property, plant & equipment	2,903.8	2,752.7
Less: Accumulated depreciation and amortization	(1,080.8)	(1,086.5)
	1,823.0	1,666.2
Construction work in process	149.9	195.3
Total net property, plant & equipment	1,972.9	1,861.5

Other non-current assets:
Regulatory assets, non-current	134.5	129.8
Intangible assets, net of amortization	84.9	68.5
Other non-current assets	45.1	40.4
Total other non-current assets	264.5	238.7
Total assets	$2,512.0	$2,405.9

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 4)	$140.2	$120.2
Accounts payable	112.5	129.5
Accrued taxes	95.5	88.3
Accrued interest	4.7	3.4
Customer and supplier deposits	13.0	16.3
Regulatory liabilities, current	19.6	40.4
Accrued and other current liabilities	20.2	18.7
Total current liabilities	405.7	416.8

Non-current liabilities:
Long-term debt (Note 4)	812.6	712.5
Deferred income taxes	197.7	194.9
Taxes payable	48.9	94.3
Regulatory liabilities, non-current	186.1	198.7
Accrued pension and other postretirement obligations	34.6	41.8
Other non-current liabilities	5.0	5.1
Total non-current liabilities	1,284.9	1,247.3

Commitments and contingencies (Note 8)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	847.8	773.6
Accumulated other comprehensive loss	(26.6)	(26.8)
Accumulated deficit	(0.2)	(5.4)
Total common shareholder's equity	821.4	741.8
Total liabilities and shareholder's equity	$2,512.0	$2,405.9
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2023	2022
Cash flows from operating activities:
Net income	$9.2	$24.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39.6	38.9
Deferred income taxes	(0.2)	1.9
Gain on disposal of business	—	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	12.2	(13.0)
Inventories	(9.3)	(3.5)
Taxes applicable to subsequent years	45.5	42.6
Current and non-current regulatory assets and liabilities	(26.4)	9.1
Prepayments and other current assets	(12.3)	(3.0)
Accounts payable	(6.8)	2.5
Accrued taxes payable / receivable	(38.3)	(41.9)
Accrued interest	1.3	0.6
Accrued and other current liabilities	(1.7)	12.7
Accrued pension and other post-retirement benefits	(7.2)	(8.5)
Other	5.2	4.5
Net cash provided by operating activities	10.8	66.5
Cash flows from investing activities:
Capital expenditures	(174.8)	(133.5)
Cost of removal payments	(12.2)	(8.0)
Other investing activities, net	0.2	0.5
Net cash used in investing activities	(186.8)	(141.0)
Cash flows from financing activities:
Dividends and returns of capital paid to parent	(55.0)	(34.0)
Equity contribution from parent	125.0	—
Issuance of long-term debt	100.0	140.0
Payments of deferred financing costs	(0.3)	(1.0)
Borrowings from revolving credit facilities	130.0	130.0
Repayment of borrowings from revolving credit facilities	(110.0)	(130.0)
Net cash provided by financing activities	189.7	105.0
Cash, cash equivalents, and restricted cash:
Net change	13.7	30.5
Balance at beginning of period	19.8	14.5
Cash, cash equivalents, and restricted cash at end of period	$33.5	$45.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.0	$10.0
Non-cash investing activities:
Accruals for capital expenditures	$36.2	$26.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2023	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8
Net income					9.6	9.6
Other comprehensive income				0.1		0.1
Distributions to parent (b)			(13.1)		(1.9)	(15.0)
Other					0.1	0.1
Balance, March 31, 2023	41,172,173	0.4	760.5	(26.7)	2.4	736.6
Net loss					(0.4)	(0.4)
Other comprehensive income				0.1		0.1
Distributions to parent (b)			(37.8)		(2.2)	(40.0)
Equity contribution from parent			125.0			125.0
Other			0.1			0.1
Balance, June 30, 2023	41,172,173	$0.4	$847.8	$(26.6)	$(0.2)	$821.4

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net income					16.9	16.9
Other comprehensive income				0.7		0.7
Distributions to parent (b)			(9.0)			(9.0)
Other					(0.3)	(0.3)
Balance, March 31, 2022	41,172,173	0.4	813.5	(31.1)	7.7	790.5
Net income					7.3	7.3
Other comprehensive income				0.7		0.7
Distributions to parent (b)			(10.0)		(15.0)	(25.0)
Balance, June 30, 2022	41,172,173	$0.4	$803.5	$(30.4)	$—	$773.5

(a)$0.01 par value, 50,000,000 shares authorized.
(b)AES Ohio made return of capital payments of $50.9 million and $19.0 million during the six months ended June 30, 2023 and 2022, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and six months ended June 30, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 537,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in common shareholder's equity, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in our Form 10-K.

Use of Management Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the revenue and expenses of the periods reported. Actual results could differ from these estimates and assumptions. Significant items subject to such estimates and assumptions include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	$33.4	$19.7
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$33.5	$19.8

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
$ in millions	2023	2022
Accounts receivable, net:
Customer receivables	$54.7	$60.6
Unbilled revenue	17.1	24.0
Amounts due from affiliates	1.7	4.4
Other	7.4	3.8
Allowance for credit losses	(0.7)	(0.5)
Total accounts receivable, net	$80.2	$92.3

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2023 and 2022:

$ in millions	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2023	$0.5	2.3	(2.6)	0.5	$0.7
2022	$0.3	0.7	(1.1)	0.4	$0.3

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

Inventories
Inventories consist of materials and supplies as of June 30, 2023 and December 31, 2022.

Regulatory Accounting
As a regulated utility, AES Ohio applies the provisions of ASC 980 - Regulated Operations, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenue collected for costs that AES Ohio expects to incur in the future.

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

Allowance For Funds Used During Construction
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2023 and 2022, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
AFUDC equity	$1.1	$1.0	$2.5	$2.0
AFUDC debt	$1.4	$0.6	$3.0	$1.2

AOCL
The amounts reclassified out of AOCL by component during the three and six months ended June 30, 2023 and 2022 are as follows:

Details about AOCL components	Affected line item in the Condensed Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2023	2022	2023	2022
Amortization of unfunded pension and other postretirement obligations (Note 6):
	Other expense	$0.1	$0.9	$0.3	$1.8
	Income tax effect	—	(0.2)	(0.1)	(0.4)
	Net of income taxes	0.1	0.7	0.2	1.4

Total reclassifications for the period, net of income taxes		$0.1	$0.7	$0.2	$1.4

The changes in the components of AOCL during the six months ended June 30, 2023 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2023	$(26.8)

Amounts reclassified from AOCL to earnings	0.2

Balance as of June 30, 2023	$(26.6)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Excise taxes collected	$10.6	$11.5	$22.6	$24.6

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

2. REGULATORY MATTERS

AES Ohio ESPs and Comprehensive Settlement
AES Ohio ESP – Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO's decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Upon approval of this Settlement, the distribution rates that were approved by the PUCO in December 2022, and are described in the paragraph below, will become effective. An evidentiary hearing began on May 2, 2023, and AES Ohio expects an order by the PUCO in the third quarter of 2023.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of June 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Net unrealized gains / (losses) (a)	$0.1	$(0.9)	$0.4	$(1.4)

(a)    These amounts are included in Other income / (expense), net: in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2023 or 2022.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of June 30, 2023				Fair value as of December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Mutual funds	6.9	—	—	6.9	7.0	—	—	7.0
Total assets	$7.5	$—	$—	$7.5	$7.5	$—	$—	$7.5

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair value as of June 30, 2023				Carrying Amount	Fair value as of December 31, 2022
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$812.8	$—	$712.2	16.9	$729.1	$712.7	$—	$610.9	$17.0	$627.9

4. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2023	2022
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.19%	2033	100.0	—
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.9	17.0
Unamortized deferred financing costs			(6.7)	(6.9)
Unamortized debt discounts, net			(2.4)	(2.4)
Total long-term debt			812.8	712.7
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$812.6	$712.5

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

Revolving credit agreements
As of June 30, 2023 and December 31, 2022, the AES Ohio Credit Agreement had outstanding borrowings of $140.0 million and $120.0 million, respectively.

Significant transactions
On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and used the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third and Fifty-Fourth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040 and the 5.19% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2023, AES Ohio was in compliance with this financial covenant.

As of June 30, 2023, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 78.9% and (2.2)% for the three and six months ended June 30, 2023, compared to 0.0% and 10.0% for the three and six months ended June 30, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss.

AES files federal and state income tax returns, which consolidate AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Service cost	$0.7	$1.2	$1.4	$2.5
Interest cost	4.0	2.4	8.0	4.8
Expected return on plan assets	(4.4)	(3.9)	(8.8)	(7.9)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.6	0.6
Actuarial loss	0.3	1.9	0.6	3.8
Net periodic benefit cost	$0.9	$1.9	$1.8	$3.8

The components of net periodic (benefit) / cost other than service cost are included in Other income / (expense), net: in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during each of the six months ended June 30, 2023 and 2022.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $6.8 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively, were not material to the financial statements in the periods covered by this report.

7. SHAREHOLDER'S EQUITY

During the six months ended June 30, 2023, DPL made equity contributions of $125.0 million to AES Ohio.

In July 2023, DPL made a $75.0 million equity contribution to AES Ohio.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2023, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $53.7 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

9. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenue, see Note 11 – REVENUE in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.

AES Ohio's revenue from contracts with customers was $201.4 million and $186.1 million for the three months ended June 30, 2023 and 2022, respectively, and $438.3 million and $381.5 million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$107.0	$93.7	$250.0	$203.6
Commercial revenue	39.2	38.0	82.1	73.0
Industrial revenue	16.2	17.9	33.9	34.8
Governmental revenue	5.8	5.9	11.9	12.0
Other (a)	3.3	3.2	6.5	6.1
Total retail revenue from contracts with customers	171.5	158.7	384.4	329.5
Wholesale revenue
Wholesale revenue from contracts with customers	3.3	11.0	7.1	18.7
RTO ancillary revenue	24.6	14.9	44.3	30.0
Capacity revenue	2.0	1.5	2.5	3.3
Miscellaneous revenue	(1.7)	2.6	(0.8)	4.2
Total revenue	$199.7	$188.7	$437.5	$385.7

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from contracts with customers were $71.8 million and $84.6 million as of June 30, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

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

FORWARD–LOOKING STATEMENTS
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in PART II, ITEM 1A of this quarterly report and Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K and subsequent filings with the SEC.

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

EXECUTIVE SUMMARY

DPL

For the three months ended June 30, 2023, DPL's loss before income tax of $10.6 million was lower by $10.0 million, or 1,667%, compared to the prior period loss before income tax of $0.6 million, and, for the six months ended June 30, 2023, DPL's loss before income tax of $8.3 million was lower by $19.4 million, or 175%, compared to the prior period income before income tax of $11.1 million, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Decrease due to higher operation and maintenance expenses	$(9.2)	$(13.4)
Decrease due to higher taxes other than income taxes	(5.5)	(9.0)
Decrease in retail margin due to lower demand driven by weather	(2.5)	(6.9)
Increase due to higher transmission revenue driven by an increase in transmission rates	9.6	14.2
Other	(2.4)	(4.3)
Net change in income / (loss) before income tax	$(10.0)	$(19.4)

AES Ohio

For the three months ended June 30, 2023, AES Ohio's loss before income tax of $1.9 million was lower by $9.2 million, or 126%, compared to the prior period income before income tax of $7.3 million, and, for the six months ended June 30, 2023, AES Ohio's income before income tax of $9.0 million was lower by $17.9 million, or 67%, compared to the prior period income before income tax of $26.9 million, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Decrease due to higher operation and maintenance expenses	$(8.5)	$(12.5)
Decrease due to higher taxes other than income taxes	(5.5)	(9.1)
Decrease in retail margin due to lower demand driven by weather	(2.5)	(6.9)
Increase due to higher transmission revenue driven by an increase in transmission rates	9.7	14.3
Other	(2.4)	(3.7)
Net change in income / (loss) before income tax	$(9.2)	$(17.9)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2023	2022	$ change	% change	2023	2022	$ change	% change
Revenue:
Retail	$171.5	$158.7	$12.8	8.1%	$384.4	$329.5	$54.9	16.7%
Wholesale	3.1	10.8	(7.7)	(71.3)%	6.8	18.3	(11.5)	(62.8)%
RTO ancillary	24.6	15.0	9.6	64.0%	44.3	30.1	14.2	47.2%
Capacity revenue	2.0	1.5	0.5	33.3%	2.5	3.3	(0.8)	(24.2)%
Miscellaneous revenue	0.8	4.9	(4.1)	(83.7)%	4.1	9.0	(4.9)	(54.4)%
Total revenue	202.0	190.9	11.1	5.8%	442.1	390.2	51.9	13.3%

Operating costs and expenses:
Purchased power:
Purchased power	72.1	71.6	0.5	0.7%	177.9	137.7	40.2	29.2%
RTO charges	15.4	19.0	(3.6)	(18.9)%	31.8	43.7	(11.9)	(27.2)%
Net purchased power cost	87.5	90.6	(3.1)	(3.4)%	209.7	181.4	28.3	15.6%
Operation and maintenance	60.1	43.1	17.0	39.4%	114.1	83.9	30.2	36.0%
Depreciation and amortization	20.5	20.1	0.4	2.0%	40.3	39.6	0.7	1.8%
Taxes other than income taxes	26.7	21.2	5.5	25.9%	52.2	43.2	9.0	20.8%
Gain on disposal of business	—	—	—	—%	—	(0.6)	0.6	(100.0)%
Total operating costs and expenses	194.8	175.0	19.8	11.3%	416.3	347.5	68.8	19.8%

Operating income	7.2	15.9	(8.7)	(54.7)%	25.8	42.7	(16.9)	(39.6)%

Other income / (expense), net:
Interest expense	(19.3)	(16.5)	(2.8)	17.0%	(37.4)	(32.0)	(5.4)	16.9%
Other income, net	1.5	—	1.5	—%	3.3	0.4	2.9	725.0%
Total other expense, net	(17.8)	(16.5)	(1.3)	7.9%	(34.1)	(31.6)	(2.5)	7.9%

Income / (loss) before income tax (a)	$(10.6)	$(0.6)	$(10.0)	1,666.7%	$(8.3)	$11.1	$(19.4)	(174.8)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue are affected by regulated rates and riders including the changes to our ESP described in Note 2 - Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2023	2022	change	% change	2023	2022	change	% change
Actual
Heating degree-days	492	517	(25)	(5)%	2,715	3,273	(558)	(17.0)%
Cooling degree-days	225	382	(157)	(41)%	225	382	(157)	(41.1)%

30-year average (b)
Heating degree-days	549	554			3,362	3,390
Cooling degree-days	307	307			309	309

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2023	2022	change	% change	2023	2022	change	% change
Retail electric sales (b)
Residential	1,060	1,193	(133)	(11.1)%	2,434	2,764	(330)	(11.9)%
Commercial	852	887	(35)	(3.9)%	1,691	1,754	(63)	(3.6)%
Industrial	894	928	(34)	(3.7)%	1,749	1,822	(73)	(4.0)%
Governmental	280	292	(12)	(4.1)%	558	576	(18)	(3.1)%
Other	9	10	(1)	(10.0)%	21	15	6	40.0%
Total retail electric sales	3,095	3,310	(215)	(6.5)%	6,453	6,931	(478)	(6.9)%
Wholesale electric sales (c)	107	138	(31)	(22.5)%	218	277	(59)	(21.3)%
Total electric sales	3,202	3,448	(246)	(7.1)%	6,671	7,208	(537)	(7.5)%

Billed electric customers (end of period)					537,416	535,247	2,169	0.4%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 639 kWh and 1,552 kWh and 998 kWh and 2,220 kWh for the three and six months ended June 30, 2023 and 2022, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three and six months ended June 30, 2023 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(10.0)%
(12.0)%
(14.0)%
2.9%
(11.1)%
0.6%
(3.9)%
(3.7)%
(3.7)%
(3.9)%
(3.9)%
(0.3)%
(6.5)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2023 vs. 2022 Weather-normalized QTD
2023 vs. 2022 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(six months ended)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(10.0)%
(12.0)%
(14.0)%
1.0%
(11.9)%
0.5%
(3.6)%
(4.0)%
(4.0)%
(1.9)%
(1.9)%
(0.7)%
(6.9)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2023 vs. 2022 Weather-normalized YTD
2023 vs. 2022 Actual YTD

During the three months ended June 30, 2023, revenue increased $11.1 million to $202.0 million compared to $190.9 million in the same period of the prior year, and, during the six months ended June 30, 2023, revenue increased $51.9 million to $442.1 million compared to $390.2 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$26.3	$81.8
Increase due to the USF Revenue Rate Rider	6.6	13.6
Decrease due to the TCRR Rider	(3.7)	(11.4)
Other	0.8	4.1
Net change in retail rate	30.0	88.1

Volume
Net decrease in demand primarily driven by weather	(17.5)	(33.7)

Other miscellaneous	0.3	0.5
Total retail change	12.8	54.9

Wholesale revenue
Decrease primarily due to lower rates and volumes on power sales at OVEC	(7.7)	(11.5)

RTO ancillary and capacity revenue
Increase primarily due to higher transmission formula rates in the current year	10.1	13.4

Miscellaneous
Decrease due to the Legacy Generation Resource Rider	(4.1)	(4.9)
Net change in Revenue	$11.1	$51.9

DPL – Net Purchased Power
During the three months ended June 30, 2023, net purchased power decreased $3.1 million to $87.5 million compared to $90.6 million in the same period of the prior year, and, during the six months ended June 30, 2023, net purchased power increased $28.3 million to $209.7 million compared to $181.4 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid auction	$15.3	$63.6
Volume
Decrease primarily due to lower retail SSO load served due to demand and decreased SSO customers	(14.8)	(23.4)
Total purchased power change	0.5	40.2

RTO charges
Decrease primarily due to lower TCRR rates	(3.6)	(11.9)
Net change in purchased power	$(3.1)	$28.3

DPL – Operation and Maintenance
During the three and six months ended June 30, 2023, Operation and maintenance expense increased $17.0 million and $30.2 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$6.6	$13.6
Increase in contracted services expenses primarily due to overhead distribution line maintenance, including tree trimming	4.3	5.3
Increase in charges from Service Company	1.9	3.7
Increase in deferred storm costs (a)	1.2	3.2
Increase in insurance costs	1.5	1.3
Other, net	1.5	3.1
Net change in operation and maintenance expense	$17.0	$30.2

(a)    There is a corresponding offset in Revenue associated with these costs.

DPL – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2023, Taxes other than income taxes increased $5.5 million and $9.0 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense
During the three and six months ended June 30, 2023, Interest expense increased $2.8 million and $5.4 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of the issuance of additional debt at AES Ohio in the second quarter of 2023 and 2022.

DPL – Other Income, Net
During the three and six months ended June 30, 2023, Other income, net increased $1.5 million and $2.9 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher gains on the Master Trust assets in the current year.

DPL – Income Tax Benefit
Income tax benefit was $5.4 million during the three months ended June 30, 2023 compared to a benefit of $0.8 million during the three months ended June 30, 2022. The change was primarily due to the increase in loss before income tax. Income tax benefit was $4.3 million during the six months ended June 30, 2023 compared to income tax benefit of $4.5 million during the six months ended June 30, 2022. The change was primarily due to a higher estimated effective tax rate in the current year versus the prior year as a result of the reversal of excess deferred items as a percentage of pre-tax book income.

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

The following table presents DPL’s Income / (loss) from before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Utility	$(1.9)	$7.3	$9.0	$26.9
Other	(8.7)	(7.9)	(17.3)	(15.8)
Income / (loss) before income tax (a)	$(10.6)	$(0.6)	$(8.3)	$11.1

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

RESULTS OF OPERATIONS – AES Ohio

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2023	2022	$ change	% change	2023	2022	$ change	% change
Revenue:
Retail	$171.5	$158.7	$12.8	8.1%	$384.4	$329.5	$54.9	16.7%
Wholesale	3.3	11.0	(7.7)	(70.0)%	7.1	18.7	(11.6)	(62.0)%
RTO ancillary	24.6	14.9	9.7	65.1%	44.3	30.0	14.3	47.7%
Capacity revenue	2.0	1.5	0.5	33.3%	2.5	3.3	(0.8)	(24.2)%
Miscellaneous revenue	(1.7)	2.6	(4.3)	(165.4)%	(0.8)	4.2	(5.0)	(119.0)%
Total revenue	199.7	188.7	11.0	5.8%	437.5	385.7	51.8	13.4%

Operating costs and expenses:
Purchased power:
Purchased power	72.0	71.5	0.5	0.7%	177.8	137.6	40.2	29.2%
RTO charges	15.2	18.8	(3.6)	(19.1)%	31.4	43.2	(11.8)	(27.3)%
Net purchased power cost	87.2	90.3	(3.1)	(3.4)%	209.2	180.8	28.4	15.7%
Operation and maintenance	59.2	42.9	16.3	38.0%	112.4	83.1	29.3	35.3%
Depreciation and amortization	20.2	19.7	0.5	2.5%	39.6	38.9	0.7	1.8%
Taxes other than income taxes	26.6	21.1	5.5	26.1%	52.1	43.0	9.1	21.2%
Gain on disposal of business	—	—	—	—%	—	(0.6)	0.6	(100.0)%
Total operating costs and expenses	193.2	174.0	19.2	11.0%	413.3	345.2	68.1	19.7%

Operating income	6.5	14.7	(8.2)	(55.8)%	24.2	40.5	(16.3)	(40.2)%

Other income / (expense), net:
Interest expense	(9.7)	(6.8)	(2.9)	42.6%	(18.0)	(12.7)	(5.3)	41.7%
Other income / (expense), net	1.3	(0.6)	1.9	(316.7)%	2.8	(0.9)	3.7	(411.1)%
Total other expense, net	(8.4)	(7.4)	(1.0)	13.5%	(15.2)	(13.6)	(1.6)	11.8%

Income / (loss) before income tax (a)	$(1.9)	$7.3	$(9.2)	(126.0)%	$9.0	$26.9	$(17.9)	(66.5)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

AES Ohio – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue are affected by regulated rates and riders including the changes to our ESP described in Note 2 - REGULATORY MATTERS of our Form 10-K and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

During the three months ended June 30, 2023, revenue increased $11.0 million to $199.7 million compared to $188.7 million in the same period of the prior year, and, during the six months ended June 30, 2023, revenue increased $51.8 million to $437.5 million compared to $385.7 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Retail
Rate
Increase in Competitive Bid Revenue Rate Rider	$26.3	$81.8
Increase due to the USF Revenue Rate Rider	6.6	13.6
Decrease due to the TCRR Rider	(3.7)	(11.4)
Other	0.8	4.1
Net change in retail rate	30.0	88.1

Volume
Net decrease in demand primarily driven by weather	(17.5)	(33.7)

Other miscellaneous	0.3	0.5
Total retail change	12.8	54.9

Wholesale revenue
Decrease primarily due to lower rates and volumes on power sales at OVEC	(7.7)	(11.6)

RTO ancillary and capacity revenue
Increase primarily due to higher transmission formula rates in the current year	10.2	13.5

Miscellaneous
Decrease due to the Legacy Generation Resource Rider	(4.3)	(5.0)
Net change in revenue	$11.0	$51.8

AES Ohio – Net Purchased Power
During the three months ended June 30, 2023, net purchased power decreased $3.1 million to $87.2 million compared to $90.3 million in the same period of the prior year, and, during the six months ended June 30, 2023, net purchased power increased $28.4 million to $209.2 million compared to $180.8 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid auction	$15.3	$63.6
Volume
Decrease primarily due to lower retail SSO load served due to demand and decreased SSO customers	(14.8)	(23.4)
Total purchased power change	0.5	40.2

RTO charges
Decrease primarily due to lower TCRR rates	(3.6)	(11.8)
Net change in purchased power	$(3.1)	$28.4

AES Ohio – Operation and Maintenance
During the three and six months ended June 30, 2023, Operation and Maintenance expense increased $16.3 million and $29.3 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	6.6	$13.6
Increase in contracted services expenses primarily due to overhead distribution line maintenance, including tree trimming	4.2	5.2
Increase in charges from Service Company	1.9	3.6
Increase in deferred storm costs (a)	1.2	3.2
Increase in insurance costs	1.2	1.0
Other, net	1.2	2.7
Net change in operation and maintenance expense	$16.3	$29.3

(a)    There is a corresponding offset in Revenue associated with these costs.

AES Ohio – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2023, Taxes other than income taxes increased $5.5 million and $9.1 million, respectively, compared to the same periods in the prior year. The increases were primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense
During the three and six months ended June 30, 2023, Interest expense increased $2.9 million and $5.3 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of the issuance of additional debt issued in the second quarter of 2023 and 2022.

AES Ohio – Other Income / (Expense), Net
During the three and six months ended June 30, 2023, Other income / (expense), net increased $1.9 million and $3.7 million compared to the same periods in the prior year. The increase was primarily the result of higher gains on the Master Trust assets in the current year.

AES Ohio – Income Tax Expense / (Benefit)
Income tax benefit was $1.5 million during the three months ended June 30, 2023 compared to $0.0 million during the three months ended June 30, 2022. The change was primarily due to the decrease in income / (loss) before income tax. Income tax benefit was $0.2 million during the six months ended June 30, 2023 compared to income tax expense of $2.7 million during the six months ended June 30, 2022. The change was primarily due to a higher estimated effective tax rate in the current year versus the prior year as a result of the reversal of excess deferred items as a percentage of pre-tax book income.

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

Inflation – In the markets in which we operate, there have been higher rates of inflation recently. If inflation increases in our market, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the standard service offer auction process has reflected current macroeconomic conditions in terms of pricing.

Reference Rate Reform – As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the SOFR as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") ceased publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates on June 30, 2023. The AES Ohio Credit Agreement has been transitioned off of LIBOR and the DPL Credit Agreement was retired in June 2023.

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K and Form 10-Q previously filed with the SEC during 2023 describe other regulatory matters, which have not materially changed since those filings.

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

On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. We are still reviewing the proposal and it is too early to determine the potential impact.

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

Clean Water Act – Regulation of Water Discharge - In June 2015, the EPA and the U.S. Army Corps of Engineers (the "Agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." ("WOTUS") rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the Agencies, on April 21, 2020, issued the final “Navigable Waters Protection” rule ("NWP Rule") which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating, on a nationwide basis, and remanding the NWP Rule. The Agencies again interpreted water of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the Agencies published a final rule restoring regulations such that the waters of the U.S. were defined as they were prior to 2015 but with updates intended to be consistent with relevant prior Supreme Court decisions. On April 12, 2023, the U.S. District Court for the District of North Dakota granted a motion which enjoined the agencies from implementing the 2023 final rule interpretation of the scope of waters of the U.S., resulting in the pre-2015 regulatory regime applying in a group of states, including Ohio.

The scope of WOTUS has also been addressed by the U.S. Supreme Court. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the U.S. in order to be considered a wetland covered by the CWA.
On May 25, 2023, U.S. Supreme Court issued a decision upholding the Rapanos “continuous surface connection” and rejected the “significant nexus” standard, and determined that only wetlands that have a continuous surface connection to a traditional interstate navigable water are included in the definition of WOTUS. The decision is expected to affect future USEPA rulemaking related to WOTUS.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over the waters of the U.S. might have a material adverse effect on our results of operations, financial condition and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $45.1 million and $33.4 million, respectively, as of June 30, 2023. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,652.5 million and $821.9 million, respectively.

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

On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and used the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

During the six months ended June 30, 2023, DPL received $125.0 million in cash contributions from AES, which DPL then made as $125.0 million in equity contributions to AES Ohio. Further, in July 2023, DPL received a $75.0 million cash contribution from AES, which DPL then made as a $75.0 million equity contribution to AES Ohio. The proceeds from these contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Six months ended June 30,
$ in millions	2023	2022
Net cash provided by operating activities	$5.6	$51.9
Net cash used in investing activities	(187.7)	(142.2)
Net cash provided by financing activities	196.7	124.0
Net change	14.6	33.7
Balance at beginning of period	30.6	26.7
Cash, cash equivalents, and restricted cash at end of period	$45.2	$60.4

The following cash flow review compares the cash flows of DPL for the three and six months ended June 30, 2023 to the cash flows for the three and six months ended June 30, 2022.

DPL – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income / (loss)	$(4.0)	$15.6	$(19.6)
Depreciation and amortization	40.3	39.6	0.7
Deferred income taxes	7.5	(1.1)	8.6
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	43.8	53.5	(9.7)
Net change in operating assets and liabilities	(38.2)	(1.6)	(36.6)
Net cash provided by operating activities	$5.6	$51.9	$(46.3)

The net change in operating assets and liabilities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(35.5)
Decrease from accrued and other current liabilities primarily due to the timing of customer and supplier deposits	(14.3)
Decrease from accounts payable primarily due to the timing of payments	(12.6)
Increase from accounts receivable primarily due to the timing of collections	24.9
Other	0.9
Net decrease in cash from changes in operating assets and liabilities	$(36.6)

DPL – Net cash from investing activities
Net cash used in investing activities increased $45.5 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(41.9)
Higher cost of removal payments	(4.1)
Other	0.5
Net change in investing activities	$(45.5)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $72.7 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by the following:

$ in millions	$ Change
Equity contribution from AES	$112.0
Lower issuances of debt at AES Ohio	(40.0)
Other	0.7
Net change in financing activities	$72.7

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Six months ended June 30,
$ in millions	2023	2022
Net cash provided by operating activities	$10.8	$66.5
Net cash used in investing activities	(186.8)	(141.0)
Net cash provided by financing activities	189.7	105.0
Net change	13.7	30.5
Balance at beginning of period	19.8	14.5
Cash, cash equivalents, and restricted cash at end of period	$33.5	$45.0

The following cash flow review compares the cash flows of AES Ohio for the three and six months ended June 30, 2023 to the cash flows for the three and six months ended June 30, 2022.

AES Ohio – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income	$9.2	$24.2	$(15.0)
Depreciation and amortization	39.6	38.9	0.7
Deferred income taxes	(0.2)	1.9	(2.1)
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	48.6	64.4	(15.8)
Net change in operating assets and liabilities	(37.8)	2.1	(39.9)
Net cash provided by operating activities	$10.8	$66.5	$(55.7)

The net change in operating assets and liabilities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(35.5)
Decrease from accrued and other current liabilities primarily due to the timing of customer and supplier deposits	(14.4)
Decrease from accounts payable primarily due to the timing of payments	(9.3)
Increase from accounts receivable primarily due to the timing of collections	25.2
Other	(5.9)
Net decrease in cash from changes in operating assets and liabilities	$(39.9)

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $45.8 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(41.3)
Higher cost of removal payments	(4.2)
Other	(0.3)
Net change in investing activities	$(45.8)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $84.7 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by the following:

$ in millions	$ Change
Equity contribution from DPL	$125.0
Higher net draws on revolving credit facilities	20.0
Lower issuances of debt at AES Ohio	(40.0)
Higher distributions to DPL	(21.0)
Other	0.7
Net change in financing activities	$84.7

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

At June 30, 2023, AES Ohio has access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2023
AES Ohio Credit Agreement	Revolving	December 2027	$250.0	$110.0

On June 14, 2023, the DPL Credit Agreement was paid off and retired.

For the AES Ohio Credit Agreement, as of June 30, 2023, there were $140.0 million in borrowings under the facility, with the remaining $110.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5 – DEBT of our Form 10-K.

CAPITAL REQUIREMENTS
Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 is currently estimated to cost up to $1.3 billion, and includes estimates as follows:

$ in millions	2023	2024	2025	For the three-year period from 2023 through 2025
Distribution-related additions, improvements and extensions (a)	$146.0	$192.0	$201.0	$539.0
Transmission-related additions and improvements	156.0	192.0	140.0	488.0
Smart Grid improvements and additions	75.0	66.0	51.0	192.0
Other	41.0	21.0	4.0	66.0
Total for AES Ohio	418.0	471.0	396.0	1,285.0

Other subsidiaries	5.0	3.0	2.0	10.0
Total for DPL	$423.0	$474.0	$398.0	$1,295.0

(a)    AES Ohio's investments in distribution-related additions, improvements and extensions are dependent on favorable regulatory outcomes.

AES Ohio's projection includes expected spending under its Smart Grid Plan included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. AES Ohio’s spending programs are contingent on successful regulatory outcomes in pending proceedings. See additional information in Note 2 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

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

Critical Accounting Policies and Estimates
DPL’s Condensed Consolidated Financial Statements and AES Ohio’s Condensed Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

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

unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2022 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2023.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2022 and Form 10-Q for the quarter ended March 31, 2023, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

DPL Inc.
(Registrant)

Date:	August 3, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	August 3, 2023	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 3, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	August 3, 2023	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)