Form 10-Q
period 2023-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2023-11-02
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

As of November 2, 2023, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2023

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2023
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
401(k) Plans	AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - the congressional act passed in November 2021
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
CWA	U.S. Clean Water Act
DPL	DPL Inc. and its consolidated subsidiaries
DPL Credit Agreement	DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its 2017 ESP Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. With the approval of DP&L's ESP 4 on August 9, 2023, ESP 1 is no longer effective.

ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on March 1, 2023
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2023

Term	Definition
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
SGF	Solar Generation Fund rider - a statewide program that collects monthly payments for all Ohio electric distribution utilities related to in-state solar and nuclear resources
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2023
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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2023
based. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2023 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

COMPANY WEBSITE

DP&L’s public internet site is www.aes-ohio.com. The information on this website is not incorporated by reference into this report.

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2023

PART I Financial Information
This report includes the combined filing of DPL and DP&L. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
REVENUE	$224.2	$262.1	$666.3	$652.3

OPERATING COSTS AND EXPENSES:
Net purchased power cost	67.2	180.2	276.9	361.6
Operation and maintenance	56.6	48.8	170.7	132.7
Depreciation and amortization	20.6	20.0	60.9	59.6
Taxes other than income taxes	25.2	20.4	77.4	63.6
Gain on disposal of business	—	—	—	(0.6)
Total operating costs and expenses	169.6	269.4	585.9	616.9

OPERATING INCOME / (LOSS)	54.6	(7.3)	80.4	35.4

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(7.8)	(18.1)	(45.2)	(50.1)
Other income, net	1.4	1.6	4.7	2.0
Total other expense, net	(6.4)	(16.5)	(40.5)	(48.1)

INCOME / (LOSS) BEFORE INCOME TAX	48.2	(23.8)	39.9	(12.7)

Income tax expense / (benefit)	9.6	(4.1)	5.3	(8.6)

NET INCOME / (LOSS)	$38.6	$(19.7)	$34.6	$(4.1)
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
NET INCOME / (LOSS)	$38.6	$(19.7)	$34.6	$(4.1)
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.1, $0.1 and $0.2 for each respective period	(0.2)	(0.1)	(0.6)	(0.5)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0, $(0.1), $0.0 and $(0.2) for each respective period	—	0.2	0.1	0.7

Other comprehensive income / (loss)	(0.2)	0.1	(0.5)	0.2

NET COMPREHENSIVE INCOME / (LOSS)	$38.4	$(19.6)	$34.1	$(3.9)
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49.3	$30.5
Accounts receivable, net of allowance for credit losses of $1.0 and $0.5, respectively (Note 1)	85.1	91.9
Inventories	38.0	26.8
Taxes applicable to subsequent years	24.1	94.0
Regulatory assets, current	49.0	39.2
Taxes receivable	4.9	10.9
Prepayments and other current assets	9.4	3.9
Total current assets	259.8	297.2
NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	2,428.6	2,193.6
Less: Accumulated depreciation and amortization	(520.0)	(505.7)
	1,908.6	1,687.9
Construction work in process	175.8	197.1
Net property, plant & equipment	2,084.4	1,885.0
Other non-current assets:
Regulatory assets, non-current	160.2	129.8
Intangible assets, net of amortization	100.3	70.1
Other non-current assets	51.0	40.3
Total other non-current assets	311.5	240.2

Total assets	$2,655.7	$2,422.4

LIABILITIES AND SHAREHOLDER'S EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$120.2	$155.2
Accounts payable	91.8	129.5
Accrued taxes	104.6	88.4
Accrued interest	22.9	16.1
Customer and supplier deposits	26.0	16.7
Regulatory liabilities, current	22.2	40.4
Accrued and other current liabilities	27.1	20.9
Total current liabilities	414.8	467.2
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,637.3	1,535.7
Deferred income taxes	223.8	199.0
Taxes payable	0.4	94.5
Regulatory liabilities, non-current	186.8	198.7
Accrued pension and other postretirement obligations	34.7	41.8
Other non-current liabilities	8.4	9.2
Total non-current liabilities	2,091.4	2,078.9
Total liabilities	2,506.2	2,546.1

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY / (DEFICIT):
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,840.4	2,601.3
Accumulated other comprehensive loss	(2.9)	(2.4)
Accumulated deficit	(2,688.0)	(2,722.6)
Total common shareholder's equity / (deficit)	149.5	(123.7)

Total liabilities and shareholder's equity / (deficit)	$2,655.7	$2,422.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME / (LOSS)	$34.6	$(4.1)
Adjustments to reconcile net income / (loss) to Net cash provided by operating activities:
Depreciation and amortization	60.9	59.6
Deferred income taxes	20.9	(10.7)
Gain on disposal of business	—	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	6.8	(18.0)
Inventories	(11.2)	(6.5)
Taxes applicable to subsequent years	69.9	62.9
Current and non-current regulatory assets and liabilities	(67.8)	55.4
Prepayments and other current assets	(5.5)	(3.9)
Other non-current assets	3.7	5.9
Accounts payable	(36.4)	(5.7)
Accrued taxes payable / receivable	(71.9)	(77.8)
Accrued interest	6.8	5.1
Accrued and other current liabilities	15.5	0.6
Accrued pension and other postretirement benefits	(7.1)	(9.2)
Other	(2.3)	(1.0)
Net cash provided by operating activities	16.9	52.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(286.0)	(193.0)
Cost of removal payments	(16.0)	(14.7)
Other investing activities, net	0.2	(0.1)
Net cash used in investing activities	(301.8)	(207.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred financing costs	(0.3)	(1.5)
Issuance of long-term debt	100.0	140.0
Borrowings from revolving credit facilities	205.0	185.0
Repayment of borrowings from revolving credit facilities	(240.0)	(150.0)
Equity contributions from parent	239.0	—
Net cash provided by financing activities	303.7	173.5
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	18.8	17.7
Cash, cash equivalents and restricted cash at beginning of year	30.6	26.7
Cash, cash equivalents, and restricted cash at end of period	$49.4	$44.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$47.2	$41.3
Non-cash investing activities:
Accruals for capital expenditures	$46.2	$31.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Equity / (Deficit)
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2023	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)
Net income	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance, March 31, 2023	1	—	2,601.3	(2.6)	(2,721.4)	(122.7)
Net loss	—	—	—	—	(5.2)	(5.2)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Equity contribution from parent	—	—	112.0	—	—	112.0
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2023	1	—	2,713.4	(2.7)	(2,726.6)	(15.9)
Net income	—	—	—	—	38.6	38.6
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Equity contribution from parent	—	—	127.0	—	—	127.0
Balance, September 30, 2023	1	$—	$2,840.4	$(2.9)	$(2,688.0)	$149.5

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net income	—	—	—	—	15.4	15.4
Other comprehensive income	—	—	—	0.1	—	0.1
Balance, March 31, 2022	1	—	2,601.3	(4.7)	(2,702.5)	(105.9)
Net income	—	—	—	—	0.2	0.2
Other comprehensive income	—	—		—	—	—
Balance, June 30, 2022	1	—	2,601.3	(4.7)	(2,702.3)	(105.7)
Net loss	—	—	—	—	(19.7)	(19.7)
Other comprehensive income	—	—	—	0.1	—	0.1
Balance, September 30, 2022	1	$—	$2,601.3	$(4.6)	$(2,722.0)	$(125.3)

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023 and 2022

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 538,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity / (deficit), and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2023	December 31, 2022
Cash and cash equivalents	$49.3	$30.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$49.4	$30.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
$ in millions	2023	2022
Accounts receivable, net:
Customer receivables	$60.4	$61.3
Unbilled revenue	15.8	24.0
Amounts due from affiliates	1.0	3.2
Other	8.9	3.9
Allowance for credit losses	(1.0)	(0.5)
Total accounts receivable, net	$85.1	$91.9

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2023 and 2022:

	September 30,	September 30,
$ in millions	2023	2022
Allowance for credit losses:
Beginning balance	$0.5	$0.3
Current period provision	4.1	1.4
Write-offs charged against allowances	(4.4)	(2.1)
Recoveries collected	0.8	0.8
Ending balance	$1.0	$0.4

Inventories
Inventories consist of materials and supplies as of September 30, 2023 and December 31, 2022.

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

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or the FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or the FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or the FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to approval by the PUCO or the FERC. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 2. Regulatory Matters in Item 8. Financial Statements and Supplementary Data of our Form 10-K for more information.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2023 and 2022, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
AFUDC equity	$1.3	$2.0	$3.8	$4.0
AFUDC debt	$1.6	$(0.4)	$4.5	$0.8

AOCL
The amounts reclassified out of AOCL by component during the three and nine months ended September 30, 2023 and 2022 are as follows:

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2023	2022	2023	2022
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.2)	$(0.2)	$(0.7)	$(0.7)
	Income tax effect	—	0.1	0.1	0.2
	Net of income taxes	(0.2)	(0.1)	(0.6)	(0.5)

Amortization of unfunded pension and other postretirement obligations (Note 7):
	Other expense	—	0.3	0.1	0.9
	Income tax effect	—	(0.1)	—	(0.2)
	Net of income taxes	—	0.2	0.1	0.7

Total reclassifications for the period, net of income taxes		$(0.2)	$0.1	$(0.5)	$0.2

The changes in the components of AOCL during the nine months ended September 30, 2023 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2023	$12.0	$(14.4)	$(2.4)

Amounts reclassified from AOCL to earnings	(0.6)	0.1	(0.5)

Balance as of September 30, 2023	$11.4	$(14.3)	$(2.9)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Excise taxes collected	$12.8	$13.0	$35.4	$37.6

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

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	In U.S. Securities and Exchange Commission (SEC) Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles (GAAP) to the FASB for potential incorporation into the Codification. The amendments in this Update are the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC.

	The amendments in this Update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations.	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited.	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Comprehensive Settlement
AES Ohio ESP – Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO's decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral argument regarding this appeal, which has been consolidated with the appeal regarding the Smart Grid Comprehensive Settlement described in the paragraph below, is expected but not yet scheduled. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET prospectively and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal, which have been consolidated with the appeal regarding the reversion to ESP 1 described in the paragraph above, are expected but not yet scheduled.

ESP 4 – On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO approved the Settlement without modification. The Settlement provides for a three-year ESP without a rate stability charge, and, in addition to other items, provides for the following:

•A Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps;
•The recovery of approximately $66.0 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4. During the third quarter of 2023, AES Ohio deferred $28.3 million of previously recognized purchased power costs and an additional $10.7 million of carrying costs related to this recovery; and
•Funding of programs for assistance to low-income customers and for economic development.

Additionally, with approval of this Settlement, the distribution rates that were approved by the PUCO on December 14, 2022, and are described in the paragraph below, became effective on September 1, 2023.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service; and
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

These rates went into effect on September 1, 2023 with the approval of AES Ohio's ESP 4.

3. FAIR VALUE

The fair value of our financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4. Fair Value in Item 8. Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Net unrealized gains / (losses) (a)	$(0.2)	$(0.4)	$0.2	$(1.8)

(a)    These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 or 2022.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of September 30, 2023				Fair value as of December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Mutual funds	6.7	—	—	6.7	7.0	—	—	7.0
Total assets	$7.3	$—	$—	$7.3	$7.5	$—	$—	$7.5

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The fair value of long-term debt is based on current public market prices for disclosure purposes only. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2025 to 2061.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,637.5	$—	$1,414.5	$16.9	$1,431.4	$1,535.9	$—	$1,376.4	$17.0	$1,393.4

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on our derivative and hedge accounting policies, see Note 1. Overview and Summary of Significant Accounting Policies – Financial Derivatives and Note 5. Derivative Instruments and Hedging Activities of Item 8. Financial Statements and Supplementary Data in our Form 10-K.

Cash Flow Hedges
DPL previously used derivative financial instruments primarily to manage the interest rate risk associated with our long-term debt. These interest rate derivative contracts were settled in 2013, and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$11.6	$12.4	$12.0	$12.8
Net gains reclassified to earnings
Interest expense	(0.2)	(0.1)	(0.6)	(0.5)
Ending accumulated derivative gains in AOCL	$11.4	$12.3	$11.4	$12.3

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2023	2022
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.19%	2033	100.0	—
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.9	17.0
Unamortized deferred financing costs			(6.7)	(6.9)
Unamortized debt discounts, net			(2.3)	(2.4)
Total long-term debt at AES Ohio			812.9	712.7

DPL Inc. debt
Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.3)	(6.7)
Unamortized debt discounts, net			(0.7)	(0.7)
Total DPL consolidated long-term debt			1,637.5	1,535.9
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,637.3	$1,535.7

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

As of September 30, 2023 and December 31, 2022, the AES Ohio Credit Agreement had outstanding borrowings of $120.0 million and $120.0 million, respectively.

Significant transactions
On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and used the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third and Fifty-Fourth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040 and the 5.19% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2023, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL. As of September 30, 2023, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 19.9% and 13.3% for the three and nine months ended September 30, 2023, respectively, compared to 17.2% and 67.7% for the three and nine months ended September 30, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss. As a result of the PUCO decision in AES Ohio's most recent distribution rate case in December of 2022, AES Ohio began to amortize a deferred tax shortage arising from net municipal apportioned tax rate increase. This new amortization, when combined with the ongoing amortization of the Tax Cut and Jobs Act (TCJA), results in a net tax benefit lowering the Company’s effective tax rate.

DPL's income tax expense for the nine months ended September 30, 2023 was calculated using the estimated annual effective income tax rate for 2023 of 13.2% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plans.

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Service cost	$0.8	$1.2	$2.2	$3.7
Interest cost	3.9	2.4	11.9	7.2
Expected return on plan assets	(4.4)	(4.0)	(13.2)	(11.9)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.8	0.8
Actuarial loss	0.2	1.4	0.5	4.1
Net periodic benefit cost	$0.8	$1.3	$2.2	$3.9

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during each of the nine months ended September 30, 2023 and 2022.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $6.6 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively, were not material to the financial statements in the periods covered by this report.

8. EQUITY

During the nine months ended September 30, 2023, DPL received $260.0 million in cash contributions from AES, and DPL made $260.0 million in equity contributions to AES Ohio. The cash contributions at DPL represented equity contributions of $239.0 million and payments of $21.0 million against the tax receivable.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2023, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2023, AES Ohio could be responsible for the repayment of 4.9%, or

$53.0 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

10. BUSINESS SEGMENTS

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1. Overview and Summary of Significant Accounting Policies for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, net, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2023
Revenue from external customers	$221.8	$2.4	$—	$224.2
Intersegment revenue	0.2	1.5	(1.7)	—
Total revenue	$222.0	$3.9	$(1.7)	$224.2

Depreciation and amortization	$20.3	$0.3	$—	$20.6
Interest expense, net	$(1.3)	$9.1	$—	$7.8
Income / (loss) before income tax	$55.1	$(6.9)	$—	$48.2

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2022
Revenue from external customers	$259.7	$2.4	$—	$262.1
Intersegment revenue	0.2	0.8	(1.0)	—
Total revenue	$259.9	$3.2	$(1.0)	$262.1

Depreciation and amortization	$19.8	$0.2	$—	$20.0
Interest expense, net	$8.4	$9.7	$—	$18.1
Loss before income tax	$(15.6)	$(8.2)	$—	$(23.8)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2023
Revenue from external customers	$659.0	$7.3	$—	$666.3
Intersegment revenue	0.5	3.2	(3.7)	—
Total revenue	$659.5	$10.5	$(3.7)	$666.3

Depreciation and amortization	$59.9	$1.0	$—	$60.9
Interest expense, net	$16.7	$28.5	$—	$45.2
Income / (loss) before income tax	$64.1	$(24.2)	$—	$39.9

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2022
Revenue from external customers	$645.0	$7.3	$—	$652.3
Intersegment revenue	0.6	2.6	(3.2)	—
Total revenue	$645.6	$9.9	$(3.2)	$652.3

Depreciation and amortization	$58.7	$0.9	$—	$59.6
Interest expense, net	$21.1	$29.0	$—	$50.1
Income / (loss) before income tax	$11.3	$(24.0)	$—	$(12.7)

Total Assets	September 30, 2023	December 31, 2022
Utility	$2,638.0	$2,405.9
All Other (a)	17.7	16.5
DPL Consolidated	$2,655.7	$2,422.4

(a)    "All Other" includes Eliminations for all periods presented.

11. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenue, see Note 13. Revenue in Item 8. Financial Statements and Supplementary Data of our Form 10-K.

DPL's revenue from contracts with customers was $225.8 million and $259.6 million for the three months ended September 30, 2023 and 2022, respectively, and $668.7 million and $645.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2023 and 2022:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$127.8	$—	$—	$127.8
Commercial revenue	42.7	—	—	42.7
Industrial revenue	16.5	—	—	16.5
Governmental revenue	6.8	—	—	6.8
Other (a)	3.5	—	—	3.5
Total retail revenue from contracts with customers	197.3	—	—	197.3
Other retail revenue (b)	(0.2)	—	—	(0.2)
Wholesale revenue
Wholesale revenue from contracts with customers	4.2	—	(0.2)	4.0
RTO ancillary revenue	21.4	0.1	—	21.5
Capacity revenue	0.7	—	—	0.7
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.3	—	2.3
Other miscellaneous revenue	(1.4)	1.5	(1.5)	(1.4)
Total revenue	$222.0	$3.9	$(1.7)	$224.2

	Three Months Ended September 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$147.0	$—	$—	$147.0
Commercial revenue	50.5	—	—	50.5
Industrial revenue	20.6	—	—	20.6
Governmental revenue	6.2	—	—	6.2
Other (a)	3.0	—	—	3.0
Total retail revenue from contracts with customers	227.3	—	—	227.3
Wholesale revenue
Wholesale revenue from contracts with customers	13.4	—	(0.2)	13.2
RTO ancillary revenue	16.2	—	—	16.2
Capacity revenue	0.5	—	—	0.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.4	—	2.4
Other miscellaneous revenue	2.5	0.8	(0.8)	2.5
Total revenue	$259.9	$3.2	$(1.0)	$262.1

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Nine months ended September 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$377.9	$—	$—	$377.9
Commercial revenue	124.8	—	—	124.8
Industrial revenue	50.4	—	—	50.4
Governmental revenue	18.7	—	—	18.7
Other (a)	9.9	—	—	9.9
Total retail revenue from contracts with customers	581.7	—	—	581.7
Other retail revenue (b)	(0.2)	—	—	(0.2)
Wholesale revenue
Wholesale revenue from contracts with customers	11.3	—	(0.5)	10.8
RTO ancillary revenue	65.7	0.1	—	65.8
Capacity revenue	3.2	—	—	3.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	7.2	—	7.2
Other miscellaneous revenue	(2.2)	3.2	(3.2)	(2.2)
Total revenue	$659.5	$10.5	$(3.7)	$666.3

	Nine months ended September 30, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$350.6	$—	$—	$350.6
Commercial revenue	123.5	—	—	123.5
Industrial revenue	55.4	—	—	55.4
Governmental revenue	18.2	—	—	18.2
Other (a)	9.1	—	—	9.1
Total retail revenue from contracts with customers	556.8	—	—	556.8
Wholesale revenue
Wholesale revenue from contracts with customers	32.1	—	(0.6)	31.5
RTO ancillary revenue	46.2	0.1	—	46.3
Capacity revenue	3.8	—	—	3.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	7.2	—	7.2
Other miscellaneous revenue	6.7	2.6	(2.6)	6.7
Total revenue	$645.6	$9.9	$(3.2)	$652.3

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under ASC 606 - Revenue Recognition ("ASC 606").
(c)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $76.2 million and $85.3 million as of September 30, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
REVENUE	$222.0	$259.9	$659.5	$645.6

OPERATING COSTS AND EXPENSES:
Net purchased power cost	67.2	179.8	276.4	360.6
Operation and maintenance	56.7	48.2	169.1	131.3
Depreciation and amortization	20.3	19.8	59.9	58.7
Taxes other than income taxes	25.2	20.4	77.3	63.4
Gain on disposal of business	—	—	—	(0.6)
Total operating costs and expenses	169.4	268.2	582.7	613.4

OPERATING INCOME / (LOSS)	52.6	(8.3)	76.8	32.2

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	1.3	(8.4)	(16.7)	(21.1)
Other income, net	1.2	1.1	4.0	0.2
Total other income / (expense), net	2.5	(7.3)	(12.7)	(20.9)

INCOME / (LOSS) BEFORE INCOME TAX	55.1	(15.6)	64.1	11.3

Income tax expense / (benefit)	11.5	(5.5)	11.3	(2.8)

NET INCOME / (LOSS)	$43.6	$(10.1)	$52.8	$14.1
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
NET INCOME / (LOSS)	$43.6	$(10.1)	$52.8	$14.1
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1), $(0.2), $(0.2) and $(0.6) for each respective period	0.1	0.6	0.3	2.0

Other comprehensive income	0.1	0.6	0.3	2.0

NET COMPREHENSIVE INCOME / (LOSS)	$43.7	$(9.5)	$53.1	$16.1
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33.0	$19.7
Accounts receivable, net of allowance for credit losses of $1.0 and $0.5, respectively (Note 1)	84.5	92.3
Inventories	38.0	26.8
Taxes applicable to subsequent years	24.1	93.9
Regulatory assets, current	49.0	39.2
Taxes receivable	28.9	29.6
Prepayments and other current assets	11.3	4.2
Total current assets	268.8	305.7

NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	2,972.9	2,752.7
Less: Accumulated depreciation and amortization	(1,086.1)	(1,086.5)
	1,886.8	1,666.2
Construction work in process	172.6	195.3
Total net property, plant & equipment	2,059.4	1,861.5

Other non-current assets:
Regulatory assets, non-current	160.2	129.8
Intangible assets, net of amortization	98.4	68.5
Other non-current assets	51.2	40.4
Total other non-current assets	309.8	238.7
Total assets	$2,638.0	$2,405.9

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$120.2	$120.2
Accounts payable	91.1	129.5
Accrued taxes	104.4	88.3
Accrued interest	10.5	3.4
Customer and supplier deposits	25.9	16.3
Regulatory liabilities, current	22.2	40.4
Accrued and other current liabilities	24.4	18.7
Total current liabilities	398.7	416.8

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	812.7	712.5
Deferred income taxes	210.3	194.9
Taxes payable	0.4	94.3
Regulatory liabilities, non-current	186.8	198.7
Accrued pension and other postretirement obligations	34.7	41.8
Other non-current liabilities	4.4	5.1
Total non-current liabilities	1,249.3	1,247.3
Total liabilities	1,648.0	1,664.1

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	977.4	773.6
Accumulated other comprehensive loss	(26.5)	(26.8)
Retained earnings / (Accumulated deficit)	38.7	(5.4)
Total common shareholder's equity	990.0	741.8
Total liabilities and shareholder's equity	$2,638.0	$2,405.9
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$52.8	$14.1
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	59.9	58.7
Deferred income taxes	11.3	(6.9)
Gain on disposal of business	—	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	7.9	(17.7)
Inventories	(11.2)	(6.5)
Taxes applicable to subsequent years	69.8	62.8
Current and non-current regulatory assets and liabilities	(67.8)	55.4
Prepayments and other current assets	(7.1)	(4.5)
Other non-current assets	4.1	5.7
Accounts payable	(37.3)	(6.8)
Accrued taxes payable / receivable	(77.1)	(75.9)
Accrued interest	7.1	5.3
Accrued and other current liabilities	15.3	0.2
Accrued pension and other postretirement benefits	(7.1)	(9.2)
Other	(2.8)	(0.8)
Net cash provided by operating activities	17.8	73.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(283.4)	(191.0)
Cost of removal payments	(16.0)	(14.5)
Other investing activities, net	0.2	0.4
Net cash used in investing activities	(299.2)	(205.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and returns of capital paid to parent	(65.0)	(49.0)
Equity contributions from parent	260.0	—
Issuance of long-term debt	100.0	140.0
Payments of deferred financing costs	(0.3)	(1.0)
Borrowings from revolving credit facilities	205.0	185.0
Repayment of borrowings from revolving credit facilities	(205.0)	(130.0)
Net cash provided by financing activities	294.7	145.0
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	13.3	13.2
Cash, cash equivalents and restricted cash at beginning of year	19.8	14.5
Cash, cash equivalents, and restricted cash at end of period	$33.1	$27.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19.2	$12.9
Non-cash investing activities:
Accruals for capital expenditures	$46.2	$31.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2023	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8
Net income	—	—	—	—	9.6	9.6
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(13.1)	—	(1.9)	(15.0)
Other	—	—	—	—	0.1	0.1
Balance, March 31, 2023	41,172,173	0.4	760.5	(26.7)	2.4	736.6
Net loss	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(37.8)	—	(2.2)	(40.0)
Equity contribution from parent	—	—	125.0	—	—	125.0
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2023	41,172,173	0.4	847.8	(26.6)	(0.2)	821.4
Net income	—	—	—	—	43.6	43.6
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(5.4)	—	(4.6)	(10.0)
Equity contribution from parent	—	—	135.0	—	—	135.0
Other	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2023	41,172,173	$0.4	$977.4	$(26.5)	$38.7	$990.0

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance, January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net income	—	—	—	—	16.9	16.9
Other comprehensive income	—	—	—	0.7	—	0.7
Distributions to parent (b)	—	—	(9.0)	—	—	(9.0)
Other	—	—	—	—	(0.3)	(0.3)
Balance, March 31, 2022	41,172,173	0.4	813.5	(31.1)	7.7	790.5
Net income	—	—	—	—	7.3	7.3
Other comprehensive income	—	—	—	0.7	—	0.7
Distributions to parent (b)	—	—	(10.0)	—	(15.0)	(25.0)
Balance, June 30, 2022	41,172,173	0.4	803.5	(30.4)	—	773.5
Net loss	—	—	—	—	(10.1)	(10.1)
Other comprehensive income	—	—	—	0.6	—	0.6
Distributions to parent (b)	—	—	(15.0)	—	—	(15.0)
Other	—	—	0.1	—	(0.1)	—
Balance, September 30, 2022	41,172,173	$0.4	$788.6	$(29.8)	$(10.2)	$749.0

(a)    AES Ohio made distributions of $65.0 million during the nine months ended September 30, 2023. Of this amount, $8.7 million were dividends and $56.3 million were return of capital payments for the portion of current year distributions to shareholder in excess of retained earnings at the time of distribution.

(b)    AES Ohio made distributions of $49.0 million during the nine months ended September 30, 2022. Of this amount, $15.0 million were dividends and $34.0 million were return of capital payments for the portion of current year distributions to shareholder in excess of retained earnings at the time of distribution.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and nine months ended September 30, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 538,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2023	December 31, 2022
Cash and cash equivalents	$33.0	$19.7
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Cash, Cash Equivalents, and Restricted Cash, End of Period	$33.1	$19.8

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
$ in millions	2023	2022
Accounts receivable, net:
Customer receivables	$59.2	$60.6
Unbilled revenue	15.8	24.0
Amounts due from affiliates	1.5	4.4
Other	9.0	3.8
Allowance for credit losses	(1.0)	(0.5)
Total accounts receivable, net	$84.5	$92.3

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2023 and 2022:

	September 30,	September 30,
$ in millions	2023	2022
Allowance for credit losses:
Beginning balance	$0.5	$0.3
Current period provision	4.1	1.4
Write-offs charged against allowances	(4.4)	(2.1)
Recoveries collected	0.8	0.8
Ending balance	$1.0	$0.4

Inventories
Inventories consist of materials and supplies as of September 30, 2023 and December 31, 2022.

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

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or the FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or the FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or the FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to approval by the PUCO or the FERC. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 2. Regulatory Matters in Item 8. Financial Statements and Supplementary Data of our Form 10-K for more information.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2023 and 2022, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
AFUDC equity	$1.3	$2.0	$3.8	$4.0
AFUDC debt	$1.6	$(0.4)	$4.5	$0.8

AOCL
The amounts reclassified out of AOCL by component during the three and nine months ended September 30, 2023 and 2022 are as follows:

Details about AOCL components	Affected line item in the Condensed Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2023	2022	2023	2022
Amortization of unfunded pension and other postretirement obligations (Note 6):
	Other expense	$0.2	$0.8	$0.5	$2.6
	Income tax effect	(0.1)	(0.2)	(0.2)	(0.6)
	Net of income taxes	0.1	0.6	0.3	2.0

Total reclassifications for the period, net of income taxes		$0.1	$0.6	$0.3	$2.0

The changes in the components of AOCL during the nine months ended September 30, 2023 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2023	$(26.8)

Amounts reclassified from AOCL to earnings	0.3

Balance as of September 30, 2023	$(26.5)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Excise taxes collected	$12.8	$13.0	$35.4	$37.6

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

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	In U.S. Securities and Exchange Commission (SEC) Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles (GAAP) to the FASB for potential incorporation into the Codification. The amendments in this Update are the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC.

	The amendments in this Update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations.	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited.	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Comprehensive Settlement
AES Ohio ESP – Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO's decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral argument regarding this appeal, which has been consolidated with the appeal regarding the Smart Grid Comprehensive Settlement described in the paragraph below, is expected but not yet scheduled. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET prospectively and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal, which have been consolidated with the appeal regarding the reversion to ESP 1 described in the paragraph above, are expected but not yet scheduled.

ESP 4 – On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO approved the Settlement without modification. The Settlement provides for a three-year ESP without a rate stability charge, and, in addition to other items, provides for the following:
•A Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps;
•The recovery of approximately $66.0 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4. During the third quarter of 2023, AES Ohio deferred $28.3 million of previously recognized purchased power costs and an additional $10.7 million of carrying costs related to this recovery; and
•Funding of programs for assistance to low-income customers and for economic development.

Additionally, with approval of this Settlement, the distribution rates that were approved by the PUCO on December 14, 2022, and are described in the paragraph below, became effective on September 1, 2023.

Distribution Rate Case
On November 30, 2020, AES Ohio filed a distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service; and
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

These rates went into effect on September 1, 2023 with the approval of AES Ohio's ESP 4.

3. FAIR VALUE

The fair value of our financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4. Fair Value in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Net unrealized gains / (losses) (a)	$(0.2)	$(0.4)	$0.2	$(1.8)

(a)    These amounts are included in Other income, net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 or 2022.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of September 30, 2023				Fair value as of December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Mutual funds	6.7	—	—	6.7	7.0	—	—	7.0
Total assets	$7.3	$—	$—	$7.3	$7.5	$—	$—	$7.5

Financial Instruments not Measured at Fair Value in the Condensed Balance Sheets
The fair value of long-term debt is based on current public market prices for disclosure purposes only. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2027 to 2061.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$812.9	$—	$676.5	16.9	$693.4	$712.7	$—	$610.9	$17.0	$627.9

4. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2023	2022
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.19%	2033	100.0	—
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.9	17.0
Unamortized deferred financing costs			(6.7)	(6.9)
Unamortized debt discounts, net			(2.3)	(2.4)
Total long-term debt			812.9	712.7
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$812.7	$712.5

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

Revolving credit agreements
As of September 30, 2023 and December 31, 2022, the AES Ohio Credit Agreement had outstanding borrowings of $120.0 million and $120.0 million, respectively.

Significant transactions
On April 13, 2023, AES Ohio issued $100.0 million of First Mortgage Bonds and used the proceeds from the offering to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes. The new First Mortgage Bonds carry an interest rate of 5.19% and mature on April 13, 2033.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third and Fifty-Fourth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040 and the 5.19% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2023, AES Ohio was in compliance with this financial covenant.

As of September 30, 2023, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 20.9% and 17.6% for the three and nine months ended September 30, 2023, compared to 35.3% and (24.8)% for the three and nine months ended September 30, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss. As a result of the PUCO decision in AES Ohio's most recent distribution rate case in December of 2022, AES Ohio began to amortize a deferred tax shortage arising from net municipal apportioned tax rate increase. This new amortization, when combined with the ongoing amortization of the Tax Cut and Jobs Act (TCJA), results in a net tax benefit lowering the Company’s effective tax rate.

AES files federal and state income tax returns, which consolidate AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

6. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plans.

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Service cost	$0.8	$1.2	$2.2	$3.7
Interest cost	3.9	2.4	11.9	7.2
Expected return on plan assets	(4.4)	(4.0)	(13.2)	(11.9)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.8	0.9
Actuarial loss	0.3	2.0	0.9	5.8
Net periodic benefit cost	$0.8	$1.9	$2.6	$5.7

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during each of the nine months ended September 30, 2023 and 2022.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $6.6 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively, were not material to the financial statements in the periods covered by this report.

7. EQUITY

During the nine months ended September 30, 2023, DPL made equity contributions of $260.0 million to AES Ohio.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2023, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $53.0 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

9. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenue, see Note 11. Revenue in Item 8. Financial Statements and Supplementary Data of our Form 10-K.

AES Ohio's revenue from contracts with customers was $223.6 million and $257.4 million for the three months ended September 30, 2023 and 2022, respectively, and $661.9 million and $638.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$127.8	$147.0	$377.9	$350.6
Commercial revenue	42.7	50.5	124.8	123.5
Industrial revenue	16.5	20.6	50.4	55.4
Governmental revenue	6.8	6.2	18.7	18.2
Other (a)	3.5	3.0	9.9	9.1
Total retail revenue from contracts with customers	197.3	227.3	581.7	556.8
Other retail revenue (b)	(0.2)	—	(0.2)	—
Wholesale revenue
Wholesale revenue from contracts with customers	4.2	13.4	11.3	32.1
RTO ancillary revenue	21.4	16.2	65.7	46.2
Capacity revenue	0.7	0.5	3.2	3.8
Miscellaneous revenue	(1.4)	2.5	(2.2)	6.7
Total revenue	$222.0	$259.9	$659.5	$645.6

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under ASC 606 - Revenue Recognition ("ASC 606").

The balances of receivables from contracts with customers were $75.0 million and $84.6 million as of September 30, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, unless a customer qualifies for payment extension.

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

The condensed consolidated financial statements included in PART I, ITEM 1. – Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our Form 10-K.

FORWARD–LOOKING STATEMENTS
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in PART II, ITEM 1A of this quarterly report and ITEM 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K and subsequent filings with the SEC.

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

OVERVIEW OF OUR BUSINESS
DPL, an indirectly wholly-owned subsidiary of AES, is a holding company incorporated under the laws of the state of Ohio. DPL's principal subsidiary is AES Ohio, a regulated electric utility operating in the state of Ohio. Substantially all of our business consists of the transmission, distribution and sale of electric energy conducted through AES Ohio. Our business segments are “utility” and “all other.” For more information regarding our business, see Item 1. Business of our Form 10-K.

EXECUTIVE SUMMARY

DPL
For the three months ended September 30, 2023, DPL's income before income tax of $48.2 million was higher by $72.0 million, or 303%, compared to the prior period loss before income tax of $23.8 million, and, for the nine months ended September 30, 2023, DPL's income before income tax of $39.9 million was higher by $52.6 million, or 414%, compared to the prior period loss before income tax of $12.7 million, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Increase due to deferral of purchased power costs in the current year, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4	$67.9	$67.9
Increase due to higher transmission revenue driven by an increase in transmission rates	5.3	19.5
Decrease due to higher taxes other than income taxes driven by higher assessed values	(4.8)	(13.8)
Increase / (decrease) due to operation and maintenance expenses	1.4	(10.9)
Decrease in retail margin due to lower demand driven by weather	(0.1)	(8.5)
Other	2.3	(1.6)
Net change in Income / (loss) before income tax	$72.0	$52.6

AES Ohio
For the three months ended September 30, 2023, AES Ohio's income before income tax of $55.1 million was higher by $70.7 million, or 453%, compared to the prior period loss before income tax of $15.6 million, and, for the nine months ended September 30, 2023, AES Ohio's income before income tax of $64.1 million was higher by $52.8 million, or 467%, compared to the prior period income before income tax of $11.3 million, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Increase due to deferral of purchased power costs, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4	$67.9	$67.9
Increase due to higher transmission revenue driven by an increase in transmission rates	5.2	19.5
Decrease due to higher taxes other than income taxes driven by higher assessed values	(4.8)	(13.9)
Increase / (decrease) due to operation and maintenance expenses	0.7	(10.7)
Decrease in retail margin due to lower demand driven by weather	(0.1)	(8.5)
Other	1.8	(1.5)
Net change in income / (loss) before income tax	$70.7	$52.8

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2023	2022	$ change	% change	2023	2022	$ change	% change
REVENUE:
Retail	$197.1	$227.3	$(30.2)	(13.3)%	$581.5	$556.8	$24.7	4.4%
Wholesale	4.0	13.2	(9.2)	(69.7)%	10.8	31.5	(20.7)	(65.7)%
RTO ancillary	21.5	16.2	5.3	32.7%	65.8	46.3	19.5	42.1%
Capacity revenue	0.7	0.5	0.2	40.0%	3.2	3.8	(0.6)	(15.8)%
Miscellaneous revenue	0.9	4.9	(4.0)	(81.6)%	5.0	13.9	(8.9)	(64.0)%
Total revenue	224.2	262.1	(37.9)	(14.5)%	666.3	652.3	14.0	2.1%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	47.8	161.8	(114.0)	(70.5)%	225.7	299.5	(73.8)	(24.6)%
RTO charges	19.4	18.4	1.0	5.4%	51.2	62.1	(10.9)	(17.6)%
Net purchased power cost	67.2	180.2	(113.0)	(62.7)%	276.9	361.6	(84.7)	(23.4)%
Operation and maintenance	56.6	48.8	7.8	16.0%	170.7	132.7	38.0	28.6%
Depreciation and amortization	20.6	20.0	0.6	3.0%	60.9	59.6	1.3	2.2%
Taxes other than income taxes	25.2	20.4	4.8	23.5%	77.4	63.6	13.8	21.7%
Gain on disposal of business	—	—	—	—%	—	(0.6)	0.6	(100.0)%
Total operating costs and expenses	169.6	269.4	(99.8)	(37.0)%	585.9	616.9	(31.0)	(5.0)%

OPERATING INCOME / (LOSS)	54.6	(7.3)	61.9	(847.9)%	80.4	35.4	45.0	127.1%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(7.8)	(18.1)	10.3	(56.9)%	(45.2)	(50.1)	4.9	(9.8)%
Other income, net	1.4	1.6	(0.2)	(12.5)%	4.7	2.0	2.7	135.0%
Total other expense, net	(6.4)	(16.5)	10.1	(61.2)%	(40.5)	(48.1)	7.6	(15.8)%

INCOME / (LOSS) BEFORE INCOME TAX (a)	$48.2	$(23.8)	$72.0	(302.5)%	$39.9	$(12.7)	$52.6	(414.2)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue are affected by regulated rates and riders including the changes to our ESP described in Note 2. Regulatory Matters of our Form 10-K and Note 2. Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2023	2022	change	% change	2023	2022	change	% change
Actual
Heating degree-days	17	66	(49)	(74)%	2,733	3,339	(606)	(18.1)%
Cooling degree-days	722	810	(88)	(11)%	948	1,192	(244)	(20.5)%

30-year average (b)
Heating degree-days	70	74			3,431	3,464
Cooling degree-days	684	684			992	993

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2023	2022	change	% change	2023	2022	change	% change
Retail electric sales (b)
Residential	1,359	1,397	(38)	(2.7)%	3,793	4,161	(368)	(8.8)%
Commercial	996	998	(2)	(0.2)%	2,687	2,752	(65)	(2.4)%
Industrial	946	946	—	—%	2,695	2,768	(73)	(2.6)%
Governmental	323	322	1	0.3%	881	898	(17)	(1.9)%
Other	11	11	—	—%	32	26	6	23.1%
Total retail electric sales	3,635	3,674	(39)	(1.1)%	10,088	10,605	(517)	(4.9)%
Wholesale electric sales (c)	118	144	(26)	(18.1)%	336	421	(85)	(20.2)%
Total electric sales	3,753	3,818	(65)	(1.7)%	10,424	11,026	(602)	(5.5)%

Billed electric customers (end of period)					537,997	535,355	2,642	0.5%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 659 kWh and 2,211 kWh and 1,028 kWh and 3,248 kWh for the three and nine months ended September 30, 2023 and 2022, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three and nine months ended September 30, 2023 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(10.0)%
1.9%
(2.7)%
2.4%
(0.2)%
0.0%
0.0%
0.0%
0.1%
1.4%
(1.0)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2023 vs. 2022 Weather-normalized QTD
2023 vs. 2022 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(nine months ended)
Percentage Change
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(10.0)%
1.3%
(8.8)%
1.2%
(2.3)%
(2.7)%
(2.6)%
(1.2)%
(1.2)%
0.0%
(4.9)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2023 vs. 2022 Weather-normalized YTD
2023 vs. 2022 Actual YTD

During the three months ended September 30, 2023, revenue decreased $37.9 million to $224.2 million compared to $262.1 million in the same period of the prior year, and, during the nine months ended September 30, 2023, revenue increased $14.0 million to $666.3 million compared to $652.3 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Retail
Rate
Increase / (decrease) in Competitive Bid Revenue Rate Rider	$(32.5)	$47.4
Increase due to the USF Revenue Rate Rider	8.1	21.7
Increase in Infrastructure Investment Rider	1.5	3.7
Increase / (decrease) due to the Storm Rider	(0.3)	2.9
Increase due to the Distribution Investment Rider, which was effective with the approval of ESP 4	1.2	1.2
Increase / (decrease) due to the TCRR Rider	1.9	(9.5)
Other	4.9	3.2
Net change in retail rate	(15.2)	70.6

Volume
Net decrease in demand primarily driven by weather	(15.4)	(46.9)

Other miscellaneous	0.4	1.0
Total retail change	(30.2)	24.7

Wholesale revenue
Decrease primarily due to lower rates and volumes on power sales at OVEC	(9.2)	(20.7)

RTO ancillary and capacity revenue
Increase primarily due to higher transmission formula rates in the current year	5.5	18.9

Miscellaneous
Decrease due to the Legacy Generation Resource Rider	(4.0)	(8.9)
Net change in Revenue	$(37.9)	$14.0

DPL – Net Purchased Power
During the three months ended September 30, 2023, net purchased power decreased $113.0 million to $67.2 million compared to $180.2 million in the same period of the prior year, and, during the nine months ended September 30, 2023, net purchased power decreased $84.7 million to $276.9 million compared to $361.6 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Net purchased power
Purchased power
Rate
For the three months ended, the decrease was primarily due to the deferral of purchased power costs, which were recognized in the prior year, associated with the approval of ESP 4 and lower prices in the competitive bid process. For the nine months ended, the increase was primarily due to higher prices in the competitive bid process, partially offset by the deferral of purchased power costs, which were recognized in the prior year, associated with the approval of ESP 4.	$(67.5)	$10.5
Volume
Decrease primarily due to lower retail SSO load served due to demand driven by weather and decreased SSO customers	(46.5)	(84.3)
Total purchased power change	(114.0)	(73.8)

RTO charges
Increase / (decrease) primarily due to changes in TCRR rates	1.0	(10.9)
Net change in purchased power	$(113.0)	$(84.7)

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2023, Operation and maintenance expense increased $7.8 million and $38.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$8.1	$21.7
Increase in charges from Service Company	1.3	5.0
Increase / (decrease) in contracted services expenses primarily due to overhead distribution line maintenance, including tree trimming	(2.6)	4.1
Increase / (decrease) in deferred storm costs (a)	(0.3)	2.9
Increase in Smart Grid O&M amortization (a)	1.4	2.5
Other, net	(0.1)	1.8
Net change in operation and maintenance expense	$7.8	$38.0

(a)    There is a corresponding offset in Revenue associated with these costs.

DPL – Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2023, Taxes other than income taxes increased $4.8 million and $13.8 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense, Net
During the three and nine months ended September 30, 2023, Interest expense, net decreased $10.3 million and $4.9 million, respectively, compared to the same periods in the prior year. The decrease was primarily the result of the deferral of carrying costs with the approval of ESP 4, partially offset by the issuance of additional debt at AES Ohio in the second quarter of 2023 and 2022.

DPL – Other Income, Net
During the three months ended September 30, 2023, Other income, net decreased $0.2 million compared to the same period in the prior year. The decrease was primarily driven by lower AFUDC, partially offset by Master Trust asset performance.

During the nine months ended September 30, 2023, Other income, net increased $2.7 million compared to the same period in the prior year, driven by Master Trust asset performance.

DPL – Income Tax Expense / (Benefit)
Income tax expense was $9.6 million during the three months ended September 30, 2023 compared to a benefit of $4.1 million during the three months ended September 30, 2022. Income tax expense was $5.3 million during the nine months ended September 30, 2023 compared to a benefit of $8.6 million during the nine months ended September 30, 2022. The changes were primarily due to income before income tax in the current year versus a loss before income tax in the prior year.

See Note 6. Income Taxes in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS BY SEGMENT - DPL

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1. Overview and Summary of Significant Accounting Policies of Notes to DPL's Condensed Consolidated Financial Statements for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, net, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

See PART I, ITEM 1., Note 10. Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for more information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Utility	$55.1	$(15.6)	$64.1	$11.3
Other	(6.9)	(8.2)	(24.2)	(24.0)
Income / (loss) before income tax (a)	$48.2	$(23.8)	$39.9	$(12.7)

(a)For purposes of discussing operating results, we present and discuss Income / (loss) before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

RESULTS OF OPERATIONS BY SEGMENT – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in PART I, ITEM 2., Management's Discussion and Analysis of Financial Condition and Results of Operations (RESULTS OF OPERATIONS – AES Ohio) of this Form 10-Q.

RESULTS OF OPERATIONS – AES Ohio

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2023	2022	$ change	% change	2023	2022	$ change	% change
REVENUE:
Retail	$197.1	$227.3	$(30.2)	(13.3)%	$581.5	$556.8	$24.7	4.4%
Wholesale	4.2	13.4	(9.2)	(68.7)%	11.3	32.1	(20.8)	(64.8)%
RTO ancillary	21.4	16.2	5.2	32.1%	65.7	46.2	19.5	42.2%
Capacity revenue	0.7	0.5	0.2	40.0%	3.2	3.8	(0.6)	(15.8)%
Miscellaneous revenue	(1.4)	2.5	(3.9)	(156.0)%	(2.2)	6.7	(8.9)	(132.8)%
Total revenue	222.0	259.9	(37.9)	(14.6)%	659.5	645.6	13.9	2.2%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	47.9	161.8	(113.9)	(70.4)%	225.7	299.4	(73.7)	(24.6)%
RTO charges	19.3	18.0	1.3	7.2%	50.7	61.2	(10.5)	(17.2)%
Net purchased power cost	67.2	179.8	(112.6)	(62.6)%	276.4	360.6	(84.2)	(23.3)%
Operation and maintenance	56.7	48.2	8.5	17.6%	169.1	131.3	37.8	28.8%
Depreciation and amortization	20.3	19.8	0.5	2.5%	59.9	58.7	1.2	2.0%
Taxes other than income taxes	25.2	20.4	4.8	23.5%	77.3	63.4	13.9	21.9%
Gain on disposal of business	—	—	—	—%	—	(0.6)	0.6	(100.0)%
Total operating costs and expenses	169.4	268.2	(98.8)	(36.8)%	582.7	613.4	(30.7)	(5.0)%

Operating income / (loss)	52.6	(8.3)	60.9	(733.7)%	76.8	32.2	44.6	138.5%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	1.3	(8.4)	9.7	(115.5)%	(16.7)	(21.1)	4.4	(20.9)%
Other income, net	1.2	1.1	0.1	9.1%	4.0	0.2	3.8	1,900.0%
Total other income / (expense), net	2.5	(7.3)	9.8	(134.2)%	(12.7)	(20.9)	8.2	(39.2)%

INCOME / (LOSS) BEFORE INCOME TAX (a)	$55.1	$(15.6)	$70.7	(453.2)%	$64.1	$11.3	$52.8	467.3%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

AES Ohio – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue are affected by regulated rates and riders including the changes to our ESP described in Note 2. Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

During the three months ended September 30, 2023, revenue decreased $37.9 million to $222.0 million compared to $259.9 million in the same period of the prior year, and, during the nine months ended September 30, 2023, revenue increased $13.9 million to $659.5 million compared to $645.6 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Retail
Rate
Increase / (decrease) in Competitive Bid Revenue Rate Rider	$(32.5)	$47.4
Increase due to the USF Revenue Rate Rider	8.1	21.7
Increase in Infrastructure Investment Rider	1.5	3.7
Increase / (decrease) due to the Storm Rider	(0.3)	2.9
Increase due to the Distribution Investment Rider, which was effective with the approval of ESP 4	1.2	1.2
Increase / (decrease) due to the TCRR Rider	1.9	(9.5)
Other	4.9	3.2
Net change in retail rate	(15.2)	70.6

Volume
Net decrease in demand primarily driven by weather	(15.4)	(46.9)

Other miscellaneous	0.4	1.0
Total retail change	(30.2)	24.7

Wholesale revenue
Decrease primarily due to lower rates and volumes on power sales at OVEC	(9.2)	(20.8)

RTO ancillary and capacity revenue
Increase primarily due to higher transmission formula rates in the current year	5.4	18.9

Miscellaneous
Decrease due to the Legacy Generation Resource Rider	(3.9)	(8.9)
Net change in revenue	$(37.9)	$13.9

AES Ohio – Net Purchased Power
During the three months ended September 30, 2023, net purchased power decreased $112.6 million to $67.2 million compared to $179.8 million in the same period of the prior year, and, during the nine months ended September 30, 2023, net purchased power decreased $84.2 million to $276.4 million compared to $360.6 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Net purchased power
Purchased power
Rate
For the three months ended, the decrease was primarily due to the deferral of purchased power costs, which were recognized in the prior year, associated with the approval of ESP 4 and lower prices in the competitive bid process. For the nine months ended, the increase was primarily due to higher prices in the competitive bid process, partially offset by the deferral of purchased power costs, which were recognized in the prior year, associated with the approval of ESP 4.	$(67.5)	$10.5
Volume
Decrease primarily due to lower retail SSO load served due to demand driven by weather and decreased SSO customers	(46.4)	(84.2)
Total purchased power change	(113.9)	(73.7)

RTO charges
Increase / (decrease) primarily due to changes in TCRR rates	1.3	(10.5)
Net change in purchased power	$(112.6)	$(84.2)

AES Ohio – Operation and Maintenance
During the three and nine months ended September 30, 2023, Operation and Maintenance expense increased $8.5 million and $37.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Increase in uncollectible expenses, including the SGF and low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$8.1	$21.7
Increase in charges from Service Company	1.9	5.5
Increase / (decrease) in contracted services expenses primarily due to overhead distribution line maintenance, including tree trimming	(2.7)	3.8
Increase in deferred storm costs (a)	(0.3)	2.9
Increase / (decrease) in Smart Grid O&M amortization (a)	1.4	2.5
Other, net	0.1	1.4
Net change in operation and maintenance expense	$8.5	$37.8

(a)    There is a corresponding offset in Revenue associated with these costs.

AES Ohio – Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2023, Taxes other than income taxes increased $4.8 million and $13.9 million, respectively, compared to the same periods in the prior year. The increases were primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense, Net
During the three and nine months ended September 30, 2023, Interest expense, net decreased $9.7 million and $4.4 million, respectively, compared to the same periods in the prior year. The decrease was primarily the result of the deferral of carrying costs with the approval of ESP 4, partially offset by the issuance of additional debt in the second quarter of 2023 and 2022.

AES Ohio – Other Income, Net
During the three and nine months ended September 30, 2023, Other income increased $0.1 million and $3.8 million, respectively, compared to the same periods in the prior year. The increases were driven by lower defined benefit plan costs and Master Trust asset performance, partially offset by lower AFUDC.

AES Ohio – Income Tax Expense / (Benefit)
Income tax expense was $11.5 million during the three months ended September 30, 2023 compared to a benefit of $5.5 million during the three months ended September 30, 2022. Income tax expense was $11.3 million during the nine months ended September 30, 2023 compared to a benefit of $2.8 million during the nine months ended September 30, 2022. The changes were primarily due to income before income tax in the current year versus a loss before income tax in the prior year.

See Note 5. Income Taxes of Notes to AES Ohio's Condensed Financial Statements for further discussion.

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

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see Item 1. Business and Item 1A. Risk Factors in our Form 10-K.

Operational
Capital Projects – Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see PART I, ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

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

Interest Rates – In the U.S. there has been a rise in interest rates recently. From July 1 to September 30, 2023, the yield on 10-year U.S. Treasury Notes rose from 3.84% to 4.57%. Although all of our existing DPL and AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement. For future debt financings, DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2022 Form 10-K and Forms 10-Q previously filed with the SEC during 2023 describe other regulatory matters, which have not materially changed since those filings.

Distribution Rate Case – On December 14, 2022, the PUCO issued an order on AES Ohio's pending distribution rate case application. Among other matters, the order established a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service. These rates went into effect on September 1, 2023 with the approval of AES Ohio's ESP 4.

ESP 4 – On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO approved the Settlement without modification. The Settlement provides for a three-year ESP.

See PART I, ITEM 1., Note 2. Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 2. Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements for further information regarding these and other regulatory matters.

Environmental
We have several pending environmental matters associated with our previously-owned stations. Some of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

As a result of DPL now not directly owning or operating any generating stations, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:
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

Clean Water Act – Regulation of Water Discharge - The concept of the "Waters of the U.S." ("WOTUS") in the CWA and associated rules defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (together, the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the "Decision") in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This Decision standard substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not considered a WOTUS and therefore are not federally jurisdictional.

On September 8, 2023, the Agencies issued final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over the waters of the U.S. might have a material adverse effect on our results of operations, financial condition and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $49.3 million and $33.0 million, respectively, as of September 30, 2023. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,652.5 million and $821.9 million, respectively.

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

During the nine months ended September 30, 2023, DPL received $260.0 million in cash contributions from AES, which DPL then made as $260.0 million in equity contributions to AES Ohio. The proceeds from these contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Nine months ended September 30,
$ in millions	2023	2022
Net cash provided by operating activities	$16.9	$52.0
Net cash used in investing activities	(301.8)	(207.8)
Net cash provided by financing activities	303.7	173.5
Net increase in cash, cash equivalents and restricted cash	18.8	17.7
Balance at beginning of period	30.6	26.7
Cash, cash equivalents, and restricted cash at end of period	$49.4	$44.4

The following cash flow review compares the cash flows of DPL for the nine months ended September 30, 2023 to the cash flows for the nine months ended September 30, 2022.

DPL – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income / (loss)	$34.6	$(4.1)	$38.7
Depreciation and amortization	60.9	59.6	1.3
Deferred income taxes	20.9	(10.7)	31.6
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	116.4	44.2	72.2
Net change in operating assets and liabilities	(99.5)	7.8	(107.3)
Net cash provided by operating activities	$16.9	$52.0	$(35.1)

The net change in operating assets and liabilities during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to the deferral of purchased power costs, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4 as well as a decrease in regulatory liabilities as we return certain benefits to customers	$(123.2)
Decrease from accounts payable primarily due to the timing of payments	(30.7)
Increase from accounts receivable primarily due to the timing of collections	24.8
Increase from accrued and other current liabilities primarily due to the timing of customer and supplier deposits	14.9
Other	6.9
Net decrease in cash from changes in operating assets and liabilities	$(107.3)

DPL – Net cash from investing activities
Net cash used in investing activities increased $94.0 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(93.0)
Higher cost of removal payments	(1.3)
Other	0.3
Net change in investing activities	$(94.0)

DPL – Net cash from financing activities
Net cash provided by financing activities increased $130.2 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by the following:

$ in millions	$ Change
Equity contributions from AES	$239.0
Higher net repayments on revolving credit facilities	(70.0)
Lower issuances of debt at AES Ohio	(40.0)
Other	1.2
Net change in financing activities	$130.2

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Nine months ended September 30,
$ in millions	2023	2022
Net cash provided by operating activities	$17.8	$73.3
Net cash used in investing activities	(299.2)	(205.1)
Net cash provided by financing activities	294.7	145.0
Net increase in cash, cash equivalents and restricted cash	13.3	13.2
Balance at beginning of period	19.8	14.5
Cash, cash equivalents, and restricted cash at end of period	$33.1	$27.7

The following cash flow review compares the cash flows of AES Ohio for the nine months ended September 30, 2023 to the cash flows for the nine months ended September 30, 2022.

AES Ohio – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income	$52.8	$14.1	$38.7
Depreciation and amortization	59.9	58.7	1.2
Deferred income taxes	11.3	(6.9)	18.2
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	124.0	65.3	58.7
Net change in operating assets and liabilities	(106.2)	8.0	(114.2)
Net cash provided by operating activities	$17.8	$73.3	$(55.5)

The net change in operating assets and liabilities during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to the deferral of purchased power costs, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4 as well as a decrease in regulatory liabilities as we return certain benefits to customers	$(123.2)
Decrease from accounts payable primarily due to the timing of payments	(30.5)
Increase from accounts receivable primarily due to the timing of collections	25.6
Increase from accrued and other current liabilities primarily due to the timing of customer and supplier deposits	15.1
Other	(1.2)
Net decrease in cash from changes in operating assets and liabilities	$(114.2)

AES Ohio – Net cash from investing activities
Net cash used in investing activities increased $94.1 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(92.4)
Higher cost of removal payments	(1.5)
Other	(0.2)
Net change in investing activities	$(94.1)

AES Ohio – Net cash from financing activities
Net cash provided by financing activities increased $149.7 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by the following:

$ in millions	$ Change
Equity contributions from DPL	$260.0
Higher net repayments on revolving credit facilities	(55.0)
Lower issuances of debt at AES Ohio	(40.0)
Higher distributions to DPL	(16.0)
Other	0.7
Net change in financing activities	$149.7

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

At September 30, 2023, AES Ohio has access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2023
AES Ohio Credit Agreement	Revolving	December 2027	$250.0	$130.0

On June 14, 2023, the DPL Credit Agreement was paid off and retired.

For the AES Ohio Credit Agreement, as of September 30, 2023, there were $120.0 million in borrowings under the facility, with the remaining $130.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
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

AES Ohio's projection includes expected spending under its Smart Grid Plan included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. AES Ohio’s spending programs are contingent on, among other events, successful outcomes in its regulatory proceedings. See more information in Note 2. Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 2. Regulatory Matters of Notes to AES Ohio's Condensed Financial Statements.

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

Long-term debt covenants
For information regarding our long-term debt covenants, see PART I, ITEM 1., Note 5. Debt of Notes to DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 4. Debt of Notes to AES Ohio's Condensed Financial Statements.

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio.

Debt ratings	DPL	AES Ohio	Outlook
Fitch Ratings	BB (a)	BBB+ (b)	Stable
Moody's Investors Service, Inc.	Ba2 (a)	Baa1 (b)	Stable
Standard & Poor's Financial Services LLC	BB (a)	BBB (b)	Stable

Credit ratings	DPL	AES Ohio	Outlook
Fitch Ratings	BB	BBB-	Stable
Moody's Investors Service, Inc.	Ba2	Baa3	Stable
Standard & Poor's Financial Services LLC	BB	BB	Stable

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see PART I, ITEM 1., Note 9. Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 8. Commitments and Contingencies of Notes to AES Ohio's Condensed Financial Statements.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2022 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2022 and Forms 10-Q for the quarters ended March 31, and June 30, 2023, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 9. Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 2. Regulatory Matters and Note 8. Commitments and Contingencies of Notes to AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

DPL Inc.
(Registrant)

Date:	November 2, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	November 2, 2023	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 2, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(principal financial officer)

	November 2, 2023	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)