Form 10-K
period 2023-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2024-02-27
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
	☐	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes	☐	No	☑
The Dayton Power and Light Company	Yes	☐	No	☑

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation. All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.

At December 31, 2023, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

GLOSSARY OF TERMS
The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
401(k) Plans	AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees
AES	The AES Corporation - a global energy company, the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Second Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owned and operated generation facilities from which it made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure - AES Ohio is currently deploying advanced meters to approximately 95% of its customers as part of the PUCO-approved Smart Grid Comprehensive Settlement.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	FASB Accounting Standards Codification
BIL	Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act) - the congressional act passed in November 2021
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Capacity Market	The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years.
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. Unit 4 was closed in May 2020 and AES Ohio Generation's interest was sold in June 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CRES	Competitive Retail Electric Service - In Ohio, generation service is competitive and all customers can elect to contract with a CRES provider to receive their generation service.
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act - a federal law that regulates discharges of pollutants into the water of the United States and establishes quality standards for surface waters
DIR
Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.

DPL	DPL Inc. and its subsidiaries
DPL Credit Agreement	DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019. This agreement was retired on June 14, 2023.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL and does business as AES Ohio.
DRO	Distribution Rate Order - the order issued by the PUCO on December 14, 2022 establishing new base distribution rates for DP&L, which became effective on September 1, 2023.
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
EPA	U. S. Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
The ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its ESP 3 Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan, effective December 19, 2019. This ESP was superseded by ESP 4, which was approved on August 9, 2023.

ESP 3	DP&L's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This ESP 3 was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan.
ESP 4	DP&L's ESP filed September 26, 2022. The PUCO approved this ESP on August 9, 2023.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

Term	Definition
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation	The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities, excluding those of the Beckjord and Hutchings Coal Stations, pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation
GHG	Greenhouse gas - air pollutants largely emitted from combustion
kWh	Kilowatt hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting	Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
O&M	Operation and Maintenance
OAQDA	Ohio Air Quality Development Authority
OCC	The Ohio Consumers' Counsel - The OCC is the statewide legal representative for Ohio’s Residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings.
OCI	Other Comprehensive Income
OSHA	The U.S. Occupational Safety and Health Administration
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO - AES Ohio is required by statute to be a member of an RTO and is currently a member of PJM, which coordinates the reliability and transmission operations of the bulk power system and operates wholesale energy and ancillary markets across 13 states and the District of Columbia.
PRP	Potentially Responsible Party - a PRP is considered by the EPA to be potentially responsible for ground contamination and the EPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money
PUCO	Public Utilities Commission of Ohio - The Commission regulates AES Ohio as it relates to the retail rates, tariffs and utility service to its customers.
RSC	Rate Stabilization Charge
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to certain AES U.S. companies including DPL and AES Ohio
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	In February 2024, AES Ohio applied for PUCO approval of the second phase of its grid modernization plan, covering ten years of investment following Smart Grid Phase 1.
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
T&D	Transmission and Distribution - Transmission relates to long distance transmission of electricity under FERC jurisdiction, and Distribution relates to local distribution of electricity under PUCO jurisdiction
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USD	U. S. dollar

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

Term	Definition
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
WPAFB	Wright-Patterson Air Force Base

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
PART I

This report includes the combined filing of DPL and of DP&L, which does business as and is also referred to herein as AES Ohio. DPL is a wholly-owned subsidiary of AES, a global energy company. Throughout this report, the terms "the Company", “we”, “us”, “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

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
▪cyberattacks, information security breaches or information system failures;
▪the use of derivative contracts;

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events or the future outbreak of any other highly infectious or contagious disease, including COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
▪the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A. - Risk Factors in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

ITEM 1. BUSINESS

OVERVIEW

DPL is a regional energy company incorporated in 1985 under the laws of Ohio. All of DPL’s stock is owned by an AES subsidiary.

DPL has three primary subsidiaries: AES Ohio, MVIC and Miami Valley Lighting. AES Ohio is a public utility providing electric transmission and distribution services in West Central Ohio. For more information on the primary subsidiaries, see Note 1. Overview and Summary of Significant Accounting Policies of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements. All of DPL's subsidiaries are wholly-owned. DPL manages its business through one reportable operating segment, the Utility segment. See Note 12. Business Segments of DPL's Consolidated Financial Statements for more information regarding DPL’s reportable segment. AES Ohio also manages its business through one reportable operating segment, the Utility segment.

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

DPL, through its subsidiaries, once owned all or a percentage of various generation facilities, the last of which was sold in June 2020. For more information on this event and DPL's other previously owned EGUs, see Note 14. Discontinued Operations of DPL's Consolidated Financial Statements.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
HUMAN CAPITAL MANAGEMENT

DPL's employees are essential to delivering and maintaining reliable service to our customers. DPL and its subsidiaries employed 710 people (628 full-time) at December 31, 2023, all of whom were employed by AES Ohio. Approximately 60% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2026.
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

We work with the AES Safety Management System (“SMS”), a global safety standard that applies to all AES employees and employees of AES subsidiaries, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment and performance of periodic integrated environmental, health and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance and drive continuous improvements. The SMS standard is consistent with the OHSA 18001/ISO 45001 standard. Our safety performance is also measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of lost time incident rates for our employees and contractors based on OSHA standards. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.
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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies including, among other companies, DPL and AES Ohio. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served,

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses. See Note 11. Related Party Transactions of DPL's Consolidated Financial Statements and Note 10. Related Party Transactions of AES Ohio's Financial Statements.

SEASONALITY

The power delivery business is seasonal, and weather patterns have a material effect on energy demand. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. AES Ohio's sales typically reflect the seasonal weather patterns but can also be impacted by service territory economic activity and the number of retail customers we have, as well as customer-initiated energy efficiency efforts.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenue and increase repair costs. Partially mitigating this impact is AES Ohio’s ability to timely recover certain O&M repair costs related to severe storms.

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

For additional discussion of the regulatory environment related to our business, see the discussion in Note 2. Regulatory Matters of the Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
On December 14, 2022, the PUCO issued an order on AES Ohio's distribution rate case application that was filed on November 30, 2020. Among other matters, the order establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service and provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt. These rates went into effect on September 1, 2023 with the approval of AES Ohio’s ESP 4.

Ohio law and the PUCO rules contain targets relating to renewable energy standards. AES Ohio is currently in full compliance with renewable energy standards and recovers the costs of its compliance with Ohio renewable energy standards through its Standard Offer Rate Tariff, which is reviewed and audited by the PUCO.

The costs associated with providing high voltage transmission service and wholesale electric sales and ancillary services are subject to FERC jurisdiction. AES Ohio implemented a formula-based rate for its transmission service, effective May 3, 2020.

As a member of PJM, AES Ohio also receives revenue from the RTO related to AES Ohio’s transmission assets and incurs costs associated with its load obligations for retail customers. Ohio law includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits. AES Ohio continues to recover non-market-based transmission and ancillary costs through its non-bypassable Transmission Cost Recovery Rider.

For more information regarding AES Ohio's ESP and distribution rate case and other regulatory items, see Note 2. Regulatory Matters of the Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

For further information about these risks, see Item 1A. – Risk Factors of this Annual Report on Form 10-K. Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; our businesses are subject

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
to stringent environmental laws, rules and regulations; and concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses.

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2023.

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds
As a result of DPL’s sale of its ownership interest in the Miami Fort and Zimmer Stations, retirement and subsequent sale of its Stuart and Killen Stations, and the retirement and sale of our interest in Conesville, thereby completing the exit of our generation business, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL with respect to these generating stations (although certain other requirements related to water quality, waste disposal and ash ponds are discussed further below):
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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
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

The CCR Rule, current or proposed amendments to, or EPA interpretations of, the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.
Clean Water Act - Regulation of Water Discharge
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a Clean Water Act permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The U.S. Supreme Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to the determination of "functional equivalent" are ongoing in various jurisdictions. On November 27, 2023, the EPA issued draft guidance regarding functional equivalent discharge. It is too early to determine whether the Supreme Court decision or the result of litigation related to "functional equivalent" may have a material adverse effect on our results of operations, financial condition and cash flows.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
The concept of "Waters of the U.S." ("WOTUS") defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the "Decision") in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. may have a material adverse effect on our results of operations, financial condition and cash flows.
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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the
Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. In November 2023, the international community gathered for the 28th Conference to the Parties on the UN Framework Convention on Climate Change (“COP28”). The Parties agreed to non-binding language calling on countries to transition away from fossil fuels in energy systems to achieve net zero emissions by 2050.

HOW TO CONTACT DPL AND AES Ohio AND SOURCES OF OTHER INFORMATION
Our principal offices are located at 1065 Woodman Drive, Dayton, Ohio 45432, and our telephone number is (937) 259-7215. AES Ohio’s website address is www.aes-ohio.com. The information on our website is not incorporated by reference into this report. The SEC maintains an internet website that contains this report and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in this item include risks associated with our operations, governmental regulation and laws and our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the DPL's Consolidated Financial Statements and concerning AES Ohio set forth in the AES Ohio's Financial Statements in Item 8. – Financial Statements and Supplementary Data

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
and more information in Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face.

RISKS ASSOCIATED WITH OUR OPERATIONS

We may be negatively affected by a lack of growth or a decline in the number of customers.

Customer growth is affected by a number of factors outside our control, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. A significant lack of growth, or decline, in the number of customers in our service territory could have a material adverse effect on our results of operations, financial condition and cash flows and may cause us to fail to fully realize anticipated benefits from investments and expenditures.

Our business is sensitive to weather and seasonal variations.

Weather conditions significantly affect the demand for electric power and, accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenue and associated operating expenses are not generated evenly by month during the year. We forecast electric sales based on normal weather, which represents a long-term historical average. In addition, severe or unusual weather, such as floods, tornadoes and ice or snowstorms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While AES Ohio is permitted to seek recovery of storm damage costs, if AES Ohio is unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Our membership in a regional transmission organization presents risks that could have a material adverse effect on our results of operations, financial condition and cash flows.

On October 1, 2004, in compliance with Ohio law, AES Ohio turned over control of its transmission functions and fully integrated into PJM, a regional transmission organization.

The rules governing the various regional power markets may also change from time to time which could affect our costs and revenue and have a material adverse effect on our results of operations, financial condition and cash flows. We may be required to expand our transmission system according to decisions made by PJM rather than our internal planning process. Various proposals and proceedings before the FERC may cause transmission rates to change from time to time. In addition, PJM developed and continues to refine rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial effect on us. We also incur fees and costs to participate in PJM.

Non-market-based RTO-related charges are being recovered from all retail customers through the Transmission Rider. If in the future, however, we are unable to recover all of these costs in a timely manner this could have a material adverse effect on our results of operations, financial condition and cash flows.

As members of PJM, AES Ohio is also subject to certain additional risks including those associated with the allocation of losses caused by unreimbursed defaults of other participants in PJM markets among PJM members and those associated with complaint cases filed against PJM that may seek refunds of revenue previously earned by PJM members including AES Ohio. These amounts could be significant and have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
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

Current and future conditions in the economy may adversely affect our customers, suppliers and other counterparties in a way which could materially and adversely affect our results of operations, financial condition and cash flows.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
Economic conditions relating to the asset performance and interest rates of our pension and postemployment benefit plans could materially and adversely impact our results of operations, financial condition and cash flows.

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and postemployment benefit plan assets compared to obligations under our pension and postemployment benefit plans. Further, the performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension and postemployment benefit plans. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postemployment benefit plan assets will increase the funding requirements under our pension and postemployment benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. We are responsible for funding any shortfall of our pension and postemployment benefit plans’ assets compared to obligations under the pension and postemployment benefit plans, and a significant increase in our pension liabilities could materially and adversely impact our results of operations, financial condition and cash flows. We are subject to the Pension Protection Act of 2006, which requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans, at times, have increased and may increase in the future. In addition, our pension and postemployment benefit plan liabilities are sensitive to changes in interest rates. When interest rates decrease, the discounted liabilities increase benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements for the obligations related to the pension and other postemployment benefit plans. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Pension Plans and for more information, see Note 8. Benefit Plans of DPL's Consolidated Financial Statements and Note 7. Benefit Plans of AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data. Declines in market values and increased funding requirements could have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could impact our business and operations.

The COVID-19 pandemic has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenue and lower margins resulting from decreased energy demand within our service territory in recent years, we have also incurred expenses relating to COVID-19, including expenses relating to events outside of our control. In addition to contributing to economic slowdown or a recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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

The impact of the COVID-19 pandemic also depends on factors, including the effectiveness and timing of updated vaccines to address new variants, the development of more virulent COVID-19 variants as well as third-party actions taken to contain its spread and mitigate its public health effects. A resurgence or material worsening of the COVID-19 pandemic could present material uncertainty which could materially and adversely affect our transmission and distribution systems, results of operations, financial condition and cash flows. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Failure to maintain an effective system of internal controls over financial reporting could result in material misstatements in our financial statements, the disallowance of cost recovery, or incorrect payment processing.

Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations in order to, among other things, disclose and report financial and other information in connection with the recovery of our costs and with our reporting requirements under federal securities, tax and other laws and regulations and to properly process payments. We have also implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002. Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors. While we believe these controls, policies, practices and systems are adequate to verify data integrity, the identification of

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner could lead to undetected errors that could result in material misstatements in our financial statements, the disallowance of cost recovery, or incorrect payment processing. The consequences of these events could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our transmission, distribution and other facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes and also may be subject to acts of sabotage and vandalism. In particular, given the importance of energy and the electric grid, there is the possibility that our systems

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
and facilities could be targets of terrorism or acts of war, and there has been an increased focus on the U.S. energy grid that is believed to be related to the Russia/Ukraine conflict. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyberattacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenue and increases in costs that could materially and adversely affect our results of operations, financial condition and cash flows.

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

Failure or disruption in our information systems or those of businesses we rely on, or implementation of new processes and information systems could, if significant, interrupt our operations and adversely affect our business, results of operations, financial condition and cash flows in a material manner.

Our business depends on numerous information systems to manage our operations and business processes, financial information, and customer billings. From time to time, we have experienced, and may in the future experience, damage or disruptions in our information technology and computer systems from various risks including, but not limited to, power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, and our disaster recovery planning cannot account for all eventualities.

In addition, we are currently making, and expect to continue to make, investments in our information technology systems and infrastructure, some of which are significant. We are in the midst of an initiative to replace certain information systems, including our customer information and billing system. Failure to successfully implement this initiative could affect our ability to bill and collect from our customers which could, if significant, result in a material adverse effect on our business, operating results and financial condition.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
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

From time to time we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws, rules and regulations or other environmental requirements. We cannot assure that we will be

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
successful in defending against any claim of noncompliance. Any actual or alleged violation of these laws, rules, regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations and expose us to unexpected costs. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1. - Business - Environmental Matters for a more comprehensive discussion of these and other environmental matters impacting us.

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

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Although the U.S. was officially able to withdraw from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which became effective for the U.S. on February 19, 2021. In November 2023, the international community gathered for COP28. The Parties agreed to non-binding language calling on countries to transition away from fossil fuels in energy systems to achieve net zero emissions by 2050.

Any existing or future international, federal, state or regional legislation or regulation of GHG emissions, to the extent directly or indirectly applicable to our electric transmission and distribution operations, could have a material adverse impact on our financial performance.

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power transmission and distribution assets and facilities. Variations in weather conditions, primarily temperature and humidity, would also be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenue. In addition, while revenue would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity.

If any of the foregoing risks materialize, we expect our costs to increase or revenue to decrease and there could be a material adverse effect on our business and on our consolidated results of operations, financial condition, cash flows and reputation if such changes are significant. Please see Item 1. - Business - Environmental Matters for more information of environmental matters impacting us, including those relating to regulation of GHG emissions.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
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

We are subject to litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time that require us to expend significant funds to address. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Asbestos and other regulated substances are, and may continue to be, present at our facilities, and we have been named as a defendant in asbestos litigation. The continued presence of asbestos and other regulated substances at these facilities could result in additional litigation being brought against us, which could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1. - Business - Regulation And Market Structure, Item 1. - Business - Environmental Matters, and Item 3. - Legal Proceedings for a summary of significant regulatory matters and legal proceedings involving us.

See Note 2. Regulatory Matters and Note 10. Contractual Obligations, Commercial Commitments and Contingencies of DPL's Consolidated Financial Statements and Note 2. Regulatory Matters and Note 9. Contractual Obligations, Commercial Commitments and Contingencies of to the Financial Statements of AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility, and a material change in market interest rates could adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2023, the carrying value of DPL's debt was $1,852.6 million and the carrying value of AES Ohio's debt was $1,027.5 million. Of AES Ohio's indebtedness, there was $1,005.0 million of First Mortgage Bonds as of December 31, 2023, which are secured by the pledge of substantially all of the assets of AES Ohio under the terms of AES Ohio’s First and Refunding Mortgage. This level of indebtedness and related security has important consequences, including:

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

If AES Ohio issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default thereunder. For further discussion of our outstanding debt obligations, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

AES Ohio has variable rate debt that bears interest based on a prevailing rate that is reset based on a market index that can be affected by market demand, supply, market interest rates and other market conditions. We also maintain both cash on deposit and investments in cash equivalents from time to time that could be impacted by interest rate fluctuations. As such, any event which impacts market interest rates could have a material effect on our results of operations, financial condition and cash flows. In addition, rating agencies issue ratings on our credit and our debt that affect our borrowing costs under our financial arrangements and affect our potential pool of investors and funding sources. Credit ratings also govern the collateral provisions of certain of our contracts. If rating agencies downgrade our credit ratings, our borrowing costs would likely increase, our potential pool of investors and funding resources could be reduced, and we could be required to post additional collateral under select contracts. These events would likely reduce our liquidity and profitability and could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on access to the financial markets. General economic conditions and disruptions in the financial markets could adversely affect our ability to raise capital on favorable terms, or at all, and cause increases in our interest expense.

From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively affected. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms, or at all, can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability. See Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding indebtedness. See also Item 7A. - Quantitative and Qualitative Disclosures about Market Risk for information related to market risks.

DPL is a holding company and parent of AES Ohio and other subsidiaries. DPL’s cash flow is dependent on the cash flows of AES Ohio and its other subsidiaries and their ability to pay cash to DPL.

DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the activities of its subsidiaries, principally AES Ohio. As such, DPL’s cash flow is largely dependent on the cash flows of AES Ohio and its ability to pay cash to DPL. There are a number of rate proceedings pending or anticipated that we cannot predict the outcome of, which could adversely affect DPL and AES Ohio. See Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for descriptions of AES Ohio's ESP and other regulatory proceedings. In addition, AES Ohio is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of AES Ohio to distribute, loan or advance cash to DPL pursuant to these broad powers. A significant limitation on AES Ohio’s ability to pay distributions or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of maintaining the safety and security of our people, systems, and data and have a holistic process, supported by our management and Board of Directors, for overseeing and managing cybersecurity and related risks. As part of AES, we are also supported by AES’ cyber risk management program.

AES’ Chief Information Security Officer (“CISO”) reports to AES’ General Counsel and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing AES’ cyber risk management program globally, including DPL and its subsidiaries. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. AES’ CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2020.

The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants. The global team includes local cyber security professionals that manage the operational technology

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
(OT) network security of DPL to demonstrate compliance with the NERC-Critical Infrastructure Protection (CIP) standards and PUCO regulation.

The Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The CISO briefs the Board of Directors on the effectiveness of our cyber risk management program periodically and as needed.

We consider cybersecurity as part of the enterprise risk process, including organized and structured reporting protocols. The prioritization of cybersecurity risk is aligned with overall risk management processes.

In addition, the Company’s management team considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks, at monthly performance review meetings. The Company's CEO, CFO and other members of senior management participate in such meetings.

We have also established an Incident Response Team and associated protocol led by AES’ CISO that governs our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this protocol provides for escalating notification to our CEO and the Board. We regularly practice our incident response through executive tabletop exercises.

Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are informed by frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. Our cybersecurity program addresses threats in a prioritized manner and, in particular, focuses on the following key areas:

•gap analysis to identify programmatic opportunities for improvement that can be incorporated into the cyber strategy;
•policies and standards that are annually reviewed and communicated;
•exceptions management and internal audits that support cybersecurity requirements through assessing control implementation risks; and
•monitoring and regular reporting of cyber resilience and posture at operational and strategic levels.

We engage assessors, consultants, auditors, or other third parties in connection with any such processes, including:

•external vulnerability assessments, including penetration tests;
•internal audit reviews;
•threat intelligence;
•incident management;
•audits of NERC-Critical Infrastructure Protection regulated environments by the NERC Registered Regional Entity; and
•program development support, as needed.

Our risk management program for third-party service providers includes risk-based assessments of their interactions with our data and systems. We implement monitoring and response processes for key third-party service providers.

We provide awareness training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees participate in training, including phishing exercises, monthly safety meetings, and an annual cybersecurity awareness update. We also periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.

We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the risk factor entitled Potential security breaches (including cybersecurity breaches) and terrorism risks could materially and adversely affect our business in Item 1A—Risk Factors of this Annual Report on Form 10-K.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
ITEM 2. PROPERTIES

Information relating to our properties is contained in Note 3. Property, Plant and Equipment of the Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio. This facility and the remainder of our material properties are owned directly by AES Ohio. These properties include our distribution service center in Dayton, Ohio, various substations and other transmission and distribution equipment and property.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage. See Note 5. Debt of AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material. For more information, see Note 2. Regulatory Matters and Note 10. Contractual Obligations, Commercial Commitments and Contingencies to DPL's Consolidated Financial Statements and Note 2. Regulatory Matters and Note 9. Contractual Obligations, Commercial Commitments and Contingencies to AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in Regulation And Market Structure and Environmental Matters in Item 1. Business of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the outstanding common stock of DPL is owned indirectly by AES and directly by a wholly-owned subsidiary of AES. AES Ohio’s common stock is held solely by DPL. As a result, DPL and AES Ohio stock is not listed for trading on any stock exchange.

Distributions
During the years ended December 31, 2023, 2022 and 2021, DPL paid no distributions to AES. AES Ohio declares and pays distributions on its common shares to its parent DPL from time to time as declared by the AES Ohio Board of Directors. During the years ended December 31, 2023 and 2022, AES Ohio declared and paid distributions totaling $83.0 million and $64.0 million, respectively. During the year ended December 31, 2021, AES Ohio declared distributions of $42.0 million and paid distributions of $52.0 million.

DPL’s Amended Articles of Incorporation contains restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2023, DPL did not meet these requirements and was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries). For more information see Note 6. Debt of DPL's Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with DPL’s audited Consolidated Financial Statements and the related Notes thereto and AES Ohio’s audited Financial Statements and the related Notes thereto included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. See “Forward-Looking Statements” at the beginning of this Form 10-K and Item 1A. Risk Factors. For a list of certain terms, abbreviations or acronyms in this discussion, see Glossary of Terms at the beginning of this Form 10-K.
OVERVIEW OF 2023 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth, and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, reliability, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data and Item 1. Business – Environmental Matters of this Annual Report on Form 10-K.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
high level of performance in these areas simultaneously compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because some of our financial and enterprise-wide performance measures are company-specific performance goals, they are not benchmarked.

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of lost time incident ("LTI") rates for our employees and contractors based on OSHA standards. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

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

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022. For a discussion comparing the results of operations for the year ended December 31, 2022 to the year ended December 31, 2021, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

DPL

Compared with the prior year, DPL's results for the year ended December 31, 2023 reflect an increase in income / (loss) from continuing operations before income tax of $56.6 million, or 396%, primarily due to factors including, but not limited to:

$ in millions	2023 vs. 2022
Increase due to deferral of purchased power costs in the current year, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4	$67.9
Increase due to higher transmission revenue driven by an increase in transmission rates	24.8
Increase in the DIR, with the approval of ESP 4	6.0
Decrease due to higher operation and maintenance expenses	(16.2)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(15.5)
Decrease in retail margin due to lower demand driven by weather	(8.0)
Other	(2.4)
Net change in income / (loss) from continuing operations before income tax	$56.6

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
AES Ohio

Compared with the prior year, AES Ohio's results for the year ended December 31, 2023 reflect an increase in income before income tax of $59.1 million, or 374%, primarily due to factors including, but not limited to:

$ in millions	2023 vs. 2022
Increase due to deferral of purchased power costs in the current year, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4	$67.9
Increase due to higher transmission revenue driven by an increase in transmission rates	24.8
Increase in the DIR, with the approval of ESP 4	6.0
Decrease due to higher taxes other than income taxes driven by higher assessed values	(15.5)
Decrease due to higher operation and maintenance expenses	(13.5)
Decrease in retail margin due to lower demand driven by weather	(8.0)
Other	(2.6)
Net change in income before income tax	$59.1

RESULTS OF OPERATIONS – DPL

The following review of consolidated results of operations compares the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022. For discussion comparing the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for AES Ohio is presented elsewhere in this report.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

Statements of Operations Highlights – DPL

	Years ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
$ in millions	2023	2022	2021	$	%	$	%
REVENUE:
Retail	$744.9	$743.6	$583.3	$1.3	—%	$160.3	27%
Wholesale	15.1	40.2	18.8	(25.1)	(62)%	21.4	114%
RTO ancillary	88.5	63.7	50.0	24.8	39%	13.7	27%
Capacity revenue	3.5	4.3	5.9	(0.8)	(19)%	(1.6)	(27)%
Miscellaneous revenue	9.0	17.2	14.7	(8.2)	(48)%	2.5	17%
Total revenue	861.0	869.0	672.7	(8.0)	(1)%	196.3	29%

Operating costs and expenses:
Net fuel cost	—	0.1	0.5	(0.1)	(100)%	(0.4)	(80)%
Purchased power:
Purchased power	278.5	392.6	208.0	(114.1)	(29)%	184.6	89%
RTO charges	68.4	77.6	68.3	(9.2)	(12)%	9.3	14%
Net purchased power cost	346.9	470.2	276.3	(123.3)	(26)%	193.9	70%
Operation and maintenance	232.1	184.7	152.4	47.4	26%	32.3	21%
Depreciation and amortization	82.1	80.0	76.1	2.1	3%	3.9	5%
Taxes other than income taxes	100.8	85.3	82.1	15.5	18%	3.2	4%
Gain on disposal of business	—	(0.6)	—	0.6	(100)%	(0.6)	—%
Total operating costs and expenses	761.9	819.7	587.4	(57.8)	(7)%	232.3	40%

OPERATING INCOME	99.1	49.3	85.3	49.8	101%	(36.0)	(42)%

Other expense, net:
Interest expense, net	(63.6)	(67.8)	(62.9)	4.2	(6)%	(4.9)	8%
Other income, net	6.8	4.2	—	2.6	62%	4.2	—%
Total other expense, net	(56.8)	(63.6)	(62.9)	6.8	(11)%	(0.7)	1%

INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX (a)	$42.3	$(14.3)	$22.4	$56.6	396%	$(36.7)	(164)%

(a)For purposes of discussing operating results, we present and discuss INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders, including the changes to our ESP, described in Note 2. Regulatory Matters of DPL's Consolidated Financial Statements.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
Heating and Cooling Degree-days (a)

	Years ended December 31,
	2023	2022	change	% change
Actual
Heating degree-days (a)	4,353	5,200	(847)	(16)%
Cooling degree-days (a)	988	1,197	(209)	(17)%

30-year average (b)
Heating-degree days	5,373	5,423
Cooling-degree days	1,014	1,013

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL and AES Ohio
	Years ended December 31,
	2023	2022	change	% change
Retail electric sales (b)
Residential	5,002	5,433	(431)	(7.9)%
Commercial	3,532	3,601	(69)	(1.9)%
Industrial	3,574	3,634	(60)	(1.7)%
Governmental	1,154	1,169	(15)	(1.3)%
Other	43	38	5	13.2%
Total retail electric sales	13,305	13,875	(570)	(4.1)%
Wholesale electric sales (c)	469	541	(72)	(13.3)%
Total electric sales	13,774	14,416	(642)	(4.5)%

Billed electric customers (end of period)	539,127	536,317	2,810	0.5%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 2,714 million kWh and 4,135 million kWh for the years ended December 31, 2023 and 2022, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2023, compared to the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
Percentage Change
2.0%
1.0%
—%
(1.0)%
(2.0)%
(3.0)%
(4.0)%
(5.0)%
(6.0)%
(7.0)%
(8.0)%
(9.0)%
0.6%
(7.9)%
0.7%
(1.9)%
(1.7)%
(1.7)%
(0.9)%
(0.8)%
(0.1)%
(4.1)%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2023 vs. 2022 Weather-normalized
2023 vs. 2022 Actuals

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
During the year ended December 31, 2023, Revenue decreased $8.0 million to $861.0 million from $869.0 million in the same period of the prior year. This decrease was a result of:

$ in millions	2023 vs. 2022
Retail
Rate
Increase in the USF Revenue Rate Rider	$25.3
Increase in the Infrastructure Investment Rider	6.6
Increase in the DIR, with the approval of ESP 4	6.0
Increase in the Storm Rider	2.8
Decrease in the TCRR Rider	(7.5)
Other	4.3
Net change in retail rate	37.5

Volume
Net decrease in demand primarily driven by weather	(37.2)

Other miscellaneous	1.0
Total retail change	1.3

Wholesale revenue
Decrease primarily due to lower rates and volumes on power sales at OVEC	(25.1)

RTO ancillary and capacity revenue
Increase primarily due to higher transmission formula rates	24.0

Miscellaneous revenue
Decrease due to the Legacy Generation Resource Rider	(8.2)

Net change in revenue	$(8.0)

DPL – Net Purchased Power
During the year ended December 31, 2023, Net purchased power decreased $123.3 million compared to the prior year. This decrease was a result of:

$ in millions	2023 vs. 2022
Net purchased power
Purchased power
Rate
Increase was primarily due to higher prices in the competitive bid process, partially offset by the deferral of purchased power costs, which were recognized in the prior year, associated with the approval of ESP 4.	$4.9
Volume
Decrease primarily due to lower retail SSO load served due to demand driven by weather and decreased SSO customers	(119.0)
Total purchased power change	(114.1)
RTO charges
Decrease primarily due to lower TCRR rates	(9.2)

Net change in purchased power	$(123.3)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
DPL - Operation and Maintenance
During the year ended December 31, 2023, Operation and maintenance expense increased $47.4 million compared to the prior year. This increase was a result of:

$ in millions	2023 vs. 2022
Increase in uncollectible expenses, including the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$25.3
Increase in net charges from Service Company	8.4
Increase in compensation and benefits expense, primarily health and other insurance benefits	6.2
Increase in contracted services expenses, primarily due to overhead distribution line maintenance, including tree trimming	3.5
Increase in Smart Grid O&M amortization (a)	3.1
Increase in deferred storm costs (a)	2.8
Other, net	(1.9)
Net change in Operation and maintenance expense	$47.4

(a)    There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DPL – Depreciation and Amortization
During the year ended December 31, 2023, Depreciation and amortization increased $2.1 million compared to the prior year, primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the year ended December 31, 2023, Taxes other than income taxes increased $15.5 million compared to the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year, partially offset by lower rates.

DPL – Interest Expense, Net
During the year ended December 31, 2023, Interest expense, net decreased $4.2 million compared to the same periods in the prior year. The decrease was primarily the result of the deferral of carrying costs with the approval of ESP 4, partially offset by the issuance of additional debt at AES Ohio in 2023 and 2022.

DPL – Other Income, Net
During the year ended December 31, 2023, Other income, net increased $2.6 million compared to the prior year, driven primarily by Master Trust asset performance partially offset by lower AFUDC equity.

DPL – Income Tax Expense / (Benefit)
Income tax expense was $6.6 million for the year ended December 31, 2023 compared to a benefit of $9.6 million for the year ended December 31, 2022. The changes were primarily due to income from continuing operations before income tax, less the reversal of excess deferred items, in the current year compared to a loss from continuing operations before income tax, less the reversal of excess deferred items, in the prior year.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1. Overview and Summary of Significant Accounting Policies of DPL's Consolidated Financial Statements for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

See Note 12. Business Segments of DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2023	2022	2021
Utility	$74.9	$15.8	$52.8
Other	(32.6)	(30.1)	(30.4)
Income / (loss) from continuing operations before income tax	$42.3	$(14.3)	$22.4

Statement of Operations Highlights - DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Statements of Operations Highlights – AES Ohio) of this Form 10-K.

RESULTS OF OPERATIONS – AES Ohio

Statements of Operations Highlights – AES Ohio

	Years ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
$ in millions	2023	2022	2021	$	%	$	%
REVENUE:
Retail	$744.9	$743.6	$583.3	$1.3	—%	$160.3	27%
Wholesale	15.8	41.0	19.5	(25.2)	(61)%	21.5	110%
RTO ancillary	88.4	63.6	49.9	24.8	39%	13.7	27%
Capacity revenue	3.5	4.3	5.9	(0.8)	(19)%	(1.6)	(27)%
Miscellaneous revenue	(0.6)	7.6	5.1	(8.2)	(108)%	2.5	49%
Total revenue	852.0	860.1	663.7	(8.1)	(1)%	196.4	30%

Operating costs and expenses:
Net fuel cost	—	—	0.5	—	—%	(0.5)	(100)%
Purchased power:
Purchased power	278.4	392.5	208.0	(114.1)	(29)%	184.5	89%
RTO charges	67.6	76.5	67.1	(8.9)	(12)%	9.4	14%
Net purchased power cost	346.0	469.0	275.1	(123.0)	(26)%	193.9	70%
Operation and maintenance	229.8	185.1	152.1	44.7	24%	33.0	22%
Depreciation and amortization	80.7	78.7	74.6	2.0	3%	4.1	5%
Taxes other than income taxes	100.6	85.1	81.9	15.5	18%	3.2	4%
Gain on disposal of business	—	(0.6)	—	0.6	(100)%	(0.6)	—%
Total operating costs and expenses	757.1	817.3	584.2	(60.2)	(7)%	233.1	40%

Operating income	94.9	42.8	79.5	52.1	122%	(36.7)	(46)%

Other expense, net:
Interest expense, net	(25.8)	(28.8)	(24.2)	3.0	(10)%	(4.6)	19%
Other income / (expense), net	5.8	1.8	(2.5)	4.0	222%	4.3	(172)%
Total other expense, net	(20.0)	(27.0)	(26.7)	7.0	(26)%	(0.3)	1%

INCOME BEFORE INCOME TAX (a)	$74.9	$15.8	$52.8	$59.1	374%	$(37.0)	(70)%

(a)For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of results of operations compares the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022. For discussion comparing the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

AES Ohio – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders, including the changes to our ESP, described in Note 2. Regulatory Matters of AES Ohio's Financial Statements.

During the year ended December 31, 2023, Revenue decreased $8.1 million to $852.0 million from $860.1 million in the same period of the prior year. This decrease was a result of:

$ in millions	2023 vs. 2022
Retail
Rate
Increase in the USF Revenue Rate Rider	$25.3
Increase in the Infrastructure Investment Rider	6.6
Increase in the DIR, with the approval of ESP 4	6.0
Increase in the Storm Rider	2.8
Decrease in the TCRR Rider	(7.5)
Other	4.3
Net change in retail rate	37.5

Volume
Net decrease in demand primarily driven by weather	(37.2)

Other miscellaneous	1.0
Total retail change	1.3

Wholesale
Decrease primarily due to lower rates and volumes on power sales at OVEC	(25.2)

RTO ancillary and capacity revenue
Increase primarily due to higher transmission formula rates	24.0

Miscellaneous revenue
Decrease due to the Legacy Generation Resource Rider	(8.2)

Net change in Revenue	$(8.1)

AES Ohio – Net Purchased Power
During the year ended December 31, 2023, Net purchased power decreased $123.0 million compared to the prior year. This decrease was a result of:

$ in millions	2023 vs. 2022
Net purchased power
Purchased power
Rate
Increase was primarily due to higher prices in the competitive bid process, partially offset by the deferral of purchased power costs, which were recognized in the prior year, associated with the approval of ESP 4.	$4.9
Volume
Decrease primarily due to lower retail SSO load served due to demand driven by weather and decreased SSO customers	(119.0)
Total purchased power change	(114.1)
RTO charges
Decrease primarily due to lower TCRR rates	(8.9)

Net change in purchased power	$(123.0)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023

AES Ohio - Operation and Maintenance
During the year ended December 31, 2023, Operation and maintenance expense increased $44.7 million compared to the prior year. This increase was a result of:

$ in millions	2023 vs. 2022
Increase in uncollectible expenses, including the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	$25.3
Increase in net charges from Service Company	9.1
Increase in compensation and benefits expense, primarily health and other insurance benefits	4.2
Increase in Smart Grid O&M amortization (a)	3.1
Increase in contracted services expenses, primarily due to overhead distribution line maintenance, including tree trimming	3.0
Increase in deferred storm costs (a)	2.8
Other, net	(2.8)
Net change in Operations and Maintenance expense	$44.7

(a)There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

AES Ohio – Depreciation and Amortization
During the year ended December 31, 2023, Depreciation and amortization increased $2.0 million compared to the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the year ended December 31, 2023, Taxes other than income taxes increased $15.5 million compared to the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year, partially offset by lower rates.

AES Ohio – Interest Expense, Net
During the year ended December 31, 2023, Interest expense, net decreased $3.0 million compared to the same periods in the prior year. The decrease was primarily the result of the deferral of carrying costs with the approval of ESP 4, partially offset by the issuance of additional debt at AES Ohio in 2023 and 2022.

AES Ohio – Other Income / (Expense), Net
During the year ended December 31, 2023, Other income / (expense), net increased $4.0 million, primarily driven by lower defined benefit plan costs and Master Trust asset performance, partially offset by lower AFUDC equity.

AES Ohio – Income Tax Expense / (Benefit)
Income tax expense was $13.5 million during the year ended December 31, 2023 compared to a benefit of $3.1 million during the year ended December 31, 2022. The changes were primarily due to higher income before income tax, less the reversal of excess deferred items, in the current year compared to the prior year.

KEY TRENDS AND UNCERTAINTIES

During 2023 and beyond, we expect that our financial results will be driven primarily by retail demand and weather. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulations; and
•timely recovery of transmission and distribution expenditures.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
As discussed in Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements included in Item 8. – Financial Statements and Supplementary Data of this report, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Additionally, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the Smart Grid Comprehensive Settlement as it relates to the 2018 and 2019 SEET. These appeals have been consolidated and oral arguments are expected but not yet scheduled.

Operational
Capital Projects – Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-K.

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

Interest Rates – In the U.S. there has been a rise in interest rates during 2021 through 2023. Looking ahead, we anticipate a landscape marked by volatility in interest rates in the near term. Although all of our existing DPL and AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement. For future debt financings, DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory
For a comprehensive discussion of the market structure and regulation of DPL and AES Ohio, see Item 1. – Business – Regulation And Market Structure.

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

Distribution Rate Case – On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order establishes a revenue increase of $75.6

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
million for AES Ohio’s base rates for electric distribution service, which went into effect September 1, 2023 with the approval of AES Ohio’s ESP 4.

Smart Grid Comprehensive Settlement – On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio’s applications pending at the PUCO for (i) approval of AES Ohio’s plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio’s ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed this decision to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal, which have been consolidated with the appeal regarding the reversion to ESP 1, are expected but not yet scheduled.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule is expected that will provide for an Order by the second quarter of 2025 prior to the end of Smart Grid Phase 1.

For more information on the above matters, see Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $41.0 million and $15.5 million, respectively, as of December 31, 2023. At that date, neither DPL nor AES Ohio had short-term investments. Available borrowing capacity at AES Ohio was $235.0 million at December 31, 2023. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,852.4 million and $1,021.8 million, respectively, at December 31, 2023.

From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty or otherwise could have material adverse effects on our results of operations, financial condition and cash flows. In addition, changes in the timing of tariff increases or delays in the regulatory determinations could affect the cash flows and results of operations of our businesses. See "RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LAWS" and "RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION" in Item 1A. - Risk Factors and Item 1. – Business – Regulation And Market Structure.

AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 13, 2023 granting authority through December 31, 2024 to, among other things, issue up to $400.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in 2023 to, among other things, issue up to $300 million in First Mortgage Bonds. AES Ohio also has restrictions on the amount of new debt that may be issued due to contractual obligations

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
of AES and by financial covenant restrictions under existing debt obligations. AES Ohio does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

CASH FLOWS

DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

The following table summarizes the changes in operating, investing, and financing cash flows of DPL for the years shown:

	Years ended December 31,
$ in millions	2023	2022	2021
Net cash provided by operating activities	$26.7	$86.4	$116.9
Net cash used in investing activities	(414.5)	(309.9)	(213.0)
Net cash provided by financing activities	398.3	227.4	97.3
Net increase in cash, cash equivalents and restricted cash	10.5	3.9	1.2
Cash, cash equivalents and restricted cash at beginning of year	30.6	26.7	25.5
Cash, cash equivalents and restricted cash at end of year	$41.1	$30.6	$26.7

The following cash flow review compares the cash flows of DPL for the year ended December 31, 2023 to the cash flows for the year ended December 31, 2022. For discussion comparing the cash flows for the year ended December 31, 2022 to the cash flows for the year ended December 31, 2021, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

2023 versus 2022:

DPL – Operating activities

	For the years ended December 31,		$ Change
$ in millions	2023	2022	2023 vs. 2022
Net income / (loss)	$35.7	$(4.7)	$40.4
Depreciation and amortization	82.1	80.0	2.1
Deferred income taxes	26.2	(2.0)	28.2
Gain on disposal and sale of business	—	(0.6)	0.6
Net income / (loss), adjusted for non-cash items	144.0	72.7	71.3
Net change in operating assets and liabilities and other	(117.3)	13.7	(131.0)
Net cash provided by operating activities	$26.7	$86.4	$(59.7)

The net change in operating assets and liabilities and other for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to the deferral of purchased power costs, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4 as well as a decrease in regulatory liabilities as we return certain benefits to customers	$(113.5)
Decrease from accounts payable primarily due to the timing of payments	(33.7)
Decrease from taxes applicable to subsequent years primarily due to higher property taxes	(8.1)
Increase from accrued taxes payable / receivable primarily due to tax payments of $21.0 million from AES in the current year and current year income tax expense compared to prior year income tax benefit	28.3
Other	(4.0)
Net change in operating assets and liabilities and other	$(131.0)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
DPL – Investing activities
Net cash used in investing activities increased $104.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(100.6)
Higher cost of removal payments	(4.4)
Other	0.4
Net change in investing activities	$(104.6)

DPL – Financing activities
Net cash provided by financing activities increased $170.9 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:

$ in millions	$ Change
Equity contributions from AES	$239.0
Higher issuances of debt at AES Ohio	160.0
Higher net repayments on revolving credit facilities	(230.0)
Other	1.9
Net change in financing activities	$170.9

Cash Flow Analysis - AES Ohio:

The following table summarizes the changes in operating, investing, and financing cash flows of AES Ohio for the years shown:

	Years ended December 31,
$ in millions	2023	2022	2021
Net cash provided by operating activities	$35.4	$117.6	$130.2
Net cash used in investing activities	(410.9)	(305.7)	(205.5)
Net cash provided by financing activities	371.3	193.4	78.0
Net increase / (decrease) in cash, cash equivalents and restricted cash	(4.2)	5.3	2.7
Cash, cash equivalents and restricted cash at beginning of year	19.8	14.5	11.8
Cash, cash equivalents and restricted cash at end of year	$15.6	$19.8	$14.5

The following cash flow review compares the cash flows of AES Ohio for the year ended December 31, 2023 to the cash flows for the year ended December 31, 2022. For discussion comparing the cash flows for the year ended December 31, 2022 to the cash flows for the year ended December 31, 2021, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

2023 versus 2022:

AES Ohio – Operating activities

	For the years ended December 31,		$ change
$ in millions	2023	2022	2023 vs. 2022
Net income	$61.4	$18.9	$42.5
Depreciation and amortization	80.7	78.7	2.0
Deferred income taxes	9.0	(2.3)	11.3
Gain on disposal of business	—	(0.6)	0.6
Net income, adjusted for non-cash items	151.1	94.7	56.4
Net change in operating assets and liabilities and other	(115.7)	22.9	(138.6)
Net cash provided by operating activities	$35.4	$117.6	$(82.2)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
The net change in operating assets and liabilities and other for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by the following:

$ in millions	$ Change
Decrease from current and non-current regulatory assets and liabilities primarily due to the deferral of purchased power costs, which were recognized in the prior year, and additional carrying costs associated with the approval of ESP 4 as well as a decrease in regulatory liabilities as we return certain benefits to customers	$(113.5)
Decrease from accounts payable primarily due to the timing of payments	(33.5)
Decrease from taxes applicable to subsequent years primarily due to higher property taxes	(8.1)
Increase from accrued taxes payable / receivable primarily due to current year income tax expense compared to prior year income tax benefit	24.8
Other	(8.3)
Net change in operating assets and liabilities and other	$(138.6)

AES Ohio – Investing activities
Net cash used in investing activities increased $105.2 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(100.6)
Higher cost of removal payments	(4.4)
Other	(0.2)
Net change in investing activities	$(105.2)

AES Ohio – Financing activities
Net cash provided by financing activities increased $177.9 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:

$ in millions	$ Change
Equity contributions from DPL	$260.0
Higher issuances of debt	160.0
Higher net repayments on revolving credit facilities	(225.0)
Higher distributions to DPL	(19.0)
Other	1.9
Net change in financing activities	$177.9

LIQUIDITY
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any distributions to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any dividend payments. For 2024 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing and funds from equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At December 31, 2023, AES Ohio has access to the following revolving credit agreements:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2023
AES Ohio Credit Agreement	Revolving	December 2027	250.0	235.0

As of December 31, 2023 and 2022, AES Ohio had $15.0 million and $120.0 million in outstanding borrowings on the agreement, respectively. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of AES Ohio's Financial Statements.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 is currently estimated to cost approximately $1.2 billion and includes estimates as follows:

$ in millions	2024	2025	2026	For the three-year period from 2024 through 2026
Distribution-related additions, improvements and extensions	$166.0	$217.0	$185.0	$568.0
Transmission-related additions and improvements	203.0	158.0	151.0	512.0
Smart Grid Phase 1 improvements and additions	89.0	14.0	—	103.0
Other	26.0	10.0	9.0	45.0
Total for AES Ohio	484.0	399.0	345.0	1,228.0

Other subsidiaries	3.0	6.0	5.0	14.0
Total for DPL	$487.0	$405.0	$350.0	$1,242.0

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements for more information.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. Anticipated costs related to these standards are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements.

Credit Ratings
Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rate on AES Ohio’s Credit Agreement (as well as the amount of certain other fees in the agreements) are dependent upon the credit ratings of AES Ohio. Downgrades in the credit ratings of AES could result in DPL's or AES Ohio’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. Non-investment grade companies may experience higher costs to issue new securities.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
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

Off-Balance Sheet Arrangements
AES Ohio owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $52.5 million, of a $1,070.5 million debt obligation comprised of both fixed and variable rate securities with maturities between 2026 and 2040. This would only happen if OVEC defaulted on its debt payments. At December 31, 2023, we have no knowledge of such a default.

Contractual Obligations
We enter into various contractual obligations that may affect the liquidity of our operations. At December 31, 2023, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,852.4	$0.2	$415.4	$232.9	$1,203.9
Interest payments	819.0	80.0	135.7	117.0	486.3
Electricity purchase commitments	569.3	365.8	203.5	—	—
Purchase orders and other contractual obligations	421.1	318.3	83.4	19.4	—
Total contractual obligations	$3,661.8	$764.3	$838.0	$369.3	$1,690.2

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
AES Ohio:
Long-term debt	$1,021.8	$0.2	$0.4	$232.9	$788.3
Interest payments	689.3	44.2	88.4	79.7	477.0
Electricity purchase commitments	569.3	365.8	203.5	—	—
Purchase orders and other contractual obligations	419.4	316.6	83.4	19.4	—
Total contractual obligations	$2,699.8	$726.8	$375.7	$332.0	$1,265.3

Long-term debt
DPL’s Long-term debt at December 31, 2023 consists of DPL’s unsecured notes and Capital Trust II securities, along with AES Ohio’s First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

AES Ohio’s Long-term debt at December 31, 2023 consists of its First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements.

Interest payments
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2023.

Electricity purchase commitments
AES Ohio enters into long-term contracts for the purchase of electricity through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
Purchase orders and other contractual obligations
At December 31, 2023, DPL and AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include:
•regulatory liabilities (see Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements.);
•taxes (see Note 7. Income Taxes of DPL's Consolidated Financial Statements and Note 6. Income Taxes of AES Ohio's Financial Statements);
•pension and other postretirement employee benefit liabilities (see Note 8. Benefit Plans of DPL's Consolidated Financial Statements and Note 7. Benefit Plans of AES Ohio's Financial Statements);
•contingencies (see Note 10. Contractual Obligations, Commercial Commitments and Contingencies of DPL's Consolidated Financial Statements and Note 9. Contractual Obligations, Commercial Commitments and Contingencies of AES Ohio's Financial Statements); and
•amounts due to related parties (see Note 11. Related Party Transactions of DPL's Consolidated Financial Statements and Note 10. Related Party Transactions of AES Ohio's Financial Statements).

Reserve for uncertain tax positions
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $0.4 million at December 31, 2023, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Our significant accounting policies are described in Note 1. Overview and Summary of Significant Accounting Policies of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements.

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

Revenue Recognition

At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2023 revenue and ending unbilled revenue of a one percentage point change in estimated line losses for the month of December 2023 is immaterial. For further information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, see Note 1. Overview and Summary of Significant Accounting Policies and Note 13. Revenue of DPL's Consolidated Financial Statements and Note 1. Overview and Summary of Significant Accounting Policies and Note 11. Revenue of AES Ohio's Financial Statements.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
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

We evaluate our Regulatory assets to determine whether or not they are probable of recovery through future rates and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be expensed in the period the assessment is made. We currently believe the recovery of our Regulatory assets is probable. See Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements.

Pension Plans

The valuation of our benefit obligation, fair value of plan assets, and net periodic benefit costs requires various estimates and assumptions, the most significant of which include the discount rate and expected return on plan assets. We review these and other assumptions, such as mortality, on an annual basis. See Note 1. Overview and Summary of Significant Accounting Policies of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements for information on our accounting policies regarding the Pension Plans.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
New Accounting Standards

See Note 1. Overview and Summary of Significant Accounting Policies of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements for a discussion of new accounting pronouncements and the potential impact to our results of operations, financial condition and cash flows.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see Item 1A. – Risk Factors. Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance.

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

Interest rate risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements.

At December 31, 2023, DPL's variable rate debt totaled $15.0 million, consisting of $15.0 million under AES Ohio's revolving credit facility. At December 31, 2023, a 100-basis point change in the applicable rates on our variable-rate debt would result in an approximate $0.2 million change in DPL's interest expense and an approximate $0.2 million change in AES Ohio's interest expense.

The principal amount of DPL’s long-term debt was $1,852.4 million at December 31, 2023, consisting of DPL’s unsecured notes, Capital Trust II securities along with AES Ohio’s First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to ASC 805 - Business Combinations. The fair value of this debt at December 31, 2023 was $1,723.0 million, based on current market prices or

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2023
discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are subject to refinancing risk:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2024	2025	2026	2027	2028	Thereafter	2023	2023
Long-term debt
Fixed-rate debt	$0.2	$415.2	$0.2	$140.2	$92.7	$1,203.9	1,852.4	1,723.0

Average interest rate	4.2%	4.1%	4.2%	4.2%	5.5%	4.3%

Total							$1,852.4	$1,723.0

The principal amount of AES Ohio’s long-term debt was $1,021.8 million at December 31, 2023, consisting of its First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2023 was $926.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about AES Ohio’s debt obligations that are subject to refinancing risk.

AES Ohio	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2024	2025	2026	2027	2028	Thereafter	2023	2023
Long-term debt
Fixed-rate debt	$0.2	$0.2	$0.2	$140.2	$92.7	$788.3	1,021.8	926.7

Average interest rate	4.2%	4.2%	4.2%	4.2%	5.5%	4.2%

Total							$1,021.8	$926.7

Equity price risk

At December 31, 2023, approximately 32% of the defined benefit pension plan assets were comprised of investments in equity securities and 68% related to investments in fixed income securities and cash and cash equivalents. The equity securities are carried at their market value of approximately $84.5 million at December 31, 2023. A hypothetical 10% decrease in prices quoted by stock exchanges would result in an $8.5 million reduction in fair value at December 31, 2023 and approximately a $1.2 million increase to the 2024 pension expense. See Note 8. Benefit Plans of DPL's Consolidated Financial Statements and Note 7. Benefit Plans of AES Ohio's Financial Statements for more information on our pension plans.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

FINANCIAL STATEMENTS

DPL Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income / (loss), shareholder’s equity / (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2023, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the consolidated financial statements and related disclosures.

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

Indianapolis, Indiana
February 26, 2024

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2023	2022	2021
REVENUE	$861.0	$869.0	$672.7

OPERATING COSTS AND EXPENSES:
Net fuel cost	—	0.1	0.5
Net purchased power cost	346.9	470.2	276.3
Operation and maintenance	232.1	184.7	152.4
Depreciation and amortization	82.1	80.0	76.1
Taxes other than income taxes	100.8	85.3	82.1
Gain on disposal of business	—	(0.6)	—
Total operating costs and expenses	761.9	819.7	587.4

OPERATING INCOME	99.1	49.3	85.3

OTHER (EXPENSE) / INCOME, NET:
Interest expense, net	(63.6)	(67.8)	(62.9)
Other income, net	6.8	4.2	—
Total other expense, net	(56.8)	(63.6)	(62.9)

INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	42.3	(14.3)	22.4

Income tax expense / (benefit) from continuing operations	6.6	(9.6)	(0.5)

NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	35.7	(4.7)	22.9

DISCONTINUED OPERATIONS (Note 14)
Loss from discontinued operations before income tax	—	—	(1.0)
Income tax benefit from discontinued operations	—	—	(0.2)
Net loss from discontinued operations	—	—	(0.8)

NET INCOME / (LOSS)	$35.7	$(4.7)	$22.1
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2023	2022	2021
NET INCOME / (LOSS)	$35.7	$(4.7)	$22.1
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.2, $0.2 and $0.2 for each respective period	(0.8)	(0.8)	(0.8)
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of $0.1, $0.0 and $0.0 for each respective period	(0.3)	0.1	—
Net gain / (loss) for the period, net of income tax effect of $0.3, $(0.7) and $(1.8) for each respective period	(1.3)	2.1	6.4
Reclassification to earnings, net of income tax effect of $0.0, $(0.3) and $(0.6) for each respective period	0.2	1.0	1.9
Net change in unfunded pension and other postretirement obligations	(1.4)	3.2	8.3

Other comprehensive income / (loss)	(2.2)	2.4	7.5

Net comprehensive income / (loss)	$33.5	$(2.3)	$29.6
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.0	$30.5
Accounts receivable, net of allowance for credit losses of $0.9 and $0.5, respectively (Note 1)	92.5	91.9
Inventories	44.5	26.8
Taxes applicable to subsequent years	113.0	94.0
Regulatory assets, current (Note 2)	56.6	39.2
Taxes receivable	8.9	10.9
Prepayments and other current assets	6.6	3.9
Total current assets	363.1	297.2
NON-CURRENT ASSETS:
Property, plant and equipment:
Property, plant and equipment (Note 3)	2,521.9	2,193.6
Less: Accumulated depreciation and amortization	(535.1)	(505.7)
	1,986.8	1,687.9
Construction work in process	234.2	197.1
Total net property, plant and equipment	2,221.0	1,885.0
Other non-current assets:
Regulatory assets, non-current (Note 2)	155.7	129.8
Intangible assets, net of amortization	114.0	70.1
Other non-current assets	52.4	40.3
Total other non-current assets	322.1	240.2

Total assets	$2,906.2	$2,422.4

LIABILITIES AND SHAREHOLDER'S EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 6)	$15.2	$155.2
Accounts payable	163.9	129.5
Accrued taxes	101.6	88.4
Accrued interest	16.9	16.1
Customer deposits	12.7	16.7
Regulatory liabilities, current (Note 2)	18.0	40.4
Accrued and other current liabilities	22.6	20.9
Total current liabilities	350.9	467.2
NON-CURRENT LIABILITIES:
Long-term debt (Note 6)	1,837.4	1,535.7
Deferred income taxes (Note 7)	227.3	199.0
Taxes payable	113.4	94.5
Regulatory liabilities, non-current (Note 2)	182.1	198.7
Accrued pension and other postretirement obligations (Note 8)	37.7	41.8
Other non-current liabilities	8.5	9.2
Total non-current liabilities	2,406.4	2,078.9
Total liabilities	2,757.3	2,546.1

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDER'S EQUITY / (DEFICIT):
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2023 and 2022	—	—
Other paid-in capital	2,840.4	2,601.3
Accumulated other comprehensive loss	(4.6)	(2.4)
Accumulated deficit	(2,686.9)	(2,722.6)
Total common shareholder's equity / (deficit):	148.9	(123.7)

Total liabilities and shareholder's equity / (deficit)	$2,906.2	$2,422.4
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME / (LOSS)	$35.7	$(4.7)	$22.1
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	82.1	80.0	76.1
Deferred income taxes	26.2	(2.0)	4.7
Gain on disposal of business	—	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(0.6)	(20.4)	(2.0)
Inventories	(17.7)	(12.5)	(5.5)
Taxes applicable to subsequent years	(19.0)	(10.9)	(5.2)
Current and non-current regulatory assets and liabilities, net	(75.1)	38.4	10.3
Other non-current assets	(5.3)	5.8	(4.0)
Accounts payable	(19.7)	14.0	15.7
Accrued taxes payable / receivable	34.1	5.8	20.6
Accrued interest	0.8	0.8	(0.7)
Accrued pension and other postretirement obligations	(4.1)	(11.4)	(12.2)
Other non-current liabilities	(3.8)	(0.6)	0.6
Other	(6.9)	4.7	(3.6)
Net cash provided by operating activities	26.7	86.4	116.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(387.9)	(287.3)	(191.3)
Cost of removal payments	(26.8)	(22.4)	(17.2)
Proceeds from disposal and sale of business interests	—	0.5	—
Payments on disposal and sale of business interests	—	(0.6)	(3.9)
Other investing activities, net	0.2	(0.1)	(0.6)
Net cash used in investing activities	(414.5)	(309.9)	(213.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred financing costs	(0.7)	(2.6)	(0.2)
Issuance of long-term debt	300.0	140.0	—
Borrowings from revolving credit facilities	315.0	255.0	120.0
Repayment of borrowings from revolving credit facilities	(455.0)	(165.0)	(155.0)
Equity contributions from parent	239.0	—	132.5
Net cash provided by financing activities	398.3	227.4	97.3
Cash, cash equivalents and restricted cash:			.
Net increase in cash, cash equivalents and restricted cash	10.5	3.9	1.2
Cash, cash equivalents and restricted cash at beginning of year	30.6	26.7	25.5
Cash, cash equivalents and restricted cash at end of year	$41.1	$30.6	$26.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$71.0	$62.0	$59.3
Income taxes refunded, net	$—	$—	$(17.5)
Non-cash financing and investing activities:
Accruals for capital expenditures	$101.6	$47.0	$42.6
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Shareholder's Equity / (Deficit)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2021	1	$—	$2,468.8	$(12.3)	$(2,740.0)	$(283.5)
Net income	—	—	—	—	22.1	22.1
Other comprehensive income	—	—	—	7.5	—	7.5
Equity contributions from parent	—	—	132.5	—	—	132.5
Balance at December 31, 2021	1	—	2,601.3	(4.8)	(2,717.9)	(121.4)
Net loss	—	—	—	—	(4.7)	(4.7)
Other comprehensive income	—	—	—	2.4	—	2.4
Balance at December 31, 2022	1	—	2,601.3	(2.4)	(2,722.6)	(123.7)
Net income	—	—	—	—	35.7	35.7
Other comprehensive loss	—	—	—	(2.2)	—	(2.2)
Equity contributions from parent	—	—	239.0	—	—	239.0
Other	—	—	0.1	—	—	0.1
Balance at December 31, 2023	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022 and 2021

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 539,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. In prior periods, AES Ohio Generation was also a primary subsidiary, selling all of its energy and capacity into the wholesale market. AES Ohio Generation retired and sold its only remaining operating asset in 2020. See Note 14. Discontinued Operations for more information. DPL's subsidiaries are all wholly-owned. DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

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

Financial Statement Presentation
DPL’s Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries, except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report was issued.

Reclassifications
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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	December 31,
$ in millions	2023	2022
Cash and cash equivalents	$41.0	$30.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$41.1	$30.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2023 and 2022:

	December 31,
$ in millions	2023	2022
Accounts receivable, net
Customer receivables	$71.0	$61.3
Unbilled revenue	19.4	24.0
Amounts due from affiliates	0.8	3.2
Other	2.2	3.9
Allowance for credit losses	(0.9)	(0.5)
Total accounts receivable, net	$92.5	$91.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2023 and 2022:

	December 31,
$ in millions	2023	2022
Allowance for credit losses:
Beginning balance	$0.5	$0.3
Current period provision	5.4	2.5
Write-offs charged against allowance	(6.0)	(4.1)
Recoveries collected	1.0	1.8
Ending balance	$0.9	$0.5

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

For substantially all depreciable property, when a unit of property is retired, the original cost of that property, less any salvage value, is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices. Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 3.2% in 2023, 3.3% in 2022 and 3.7% in 2021. Depreciation expense was $78.0 million, $76.7 million and $72.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation and amortization expense in the Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AFUDC
In accordance with the Uniform System of Accounts prescribed by FERC, AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
$ in millions	2023	2022	2021
AFUDC equity	$5.0	$5.7	$2.1
AFUDC debt	$6.5	$1.3	$1.6

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $2,221.0 million and $1,885.0 million as of December 31, 2023 and 2022, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Intangible Assets
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized on a straight-line basis over their estimated useful lives. These capitalized software intangible assets have a seven year-weighted average amortization period.

The following table presents information related to the Company's capitalized software balances, including the gross amount capitalized and related amortization:

		December 31,
$ in millions		2023	2022
Capitalized software		$146.5	$105.0

Accumulated amortization		$(32.5)	$(36.1)

	Years ended December 31,
	2023	2022	2021
Amortization expense	$4.1	$3.3	$3.2

Estimated future amortization
Years ending December 31,
2024			$6.3
2025			6.3
2026			5.9
2027			5.3
2028			4.9
Total			$28.7

Implementation Costs Related to Software as a Service
DPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $14.8 million and $12.5 million as of December 31, 2023 and 2022, respectively, which are recorded within Other non-current assets on the accompanying Consolidated Balance Sheets.

Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies
DPL accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If DPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2023 and 2022. See Note 10. Contractual Obligations, Commercial Commitments and Contingencies for additional information.

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees or former employees participating in employee benefit plans and are not used for general operating purposes, they are recorded within Other non-current assets on the accompanying Consolidated Balance Sheets. See Note 4. Fair Value for more information.

Financial Derivatives
We have contracts involving the physical delivery of energy. These contracts qualify for the normal purchases and normal sales scope exception in ASC 815 - Derivatives and Hedging, thus we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We used cash flow hedge accounting when the hedge or a portion of the hedge was deemed to be highly effective, which resulted in changes in fair value being recorded within accumulated other comprehensive loss, a component of shareholder’s equity / (deficit). We elected not to offset net derivative positions in the consolidated financial statements. Accordingly, we did not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5. Derivative Instruments and Hedging Activities for more information.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the years ended December 31, 2023, 2022 and 2021 are as follows:

Details about AOCL Components	Affected line in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2023	2022	2021
Gains and losses on cash flow hedges (Note 5):
	Interest expense, net	$(1.0)	$(1.0)	$(1.0)
	Income tax effect	0.2	0.2	0.2
	Net of income taxes	(0.8)	(0.8)	(0.8)

Amortization of unfunded pension and other postretirement obligations (Note 8):
	Other expense	0.2	1.3	2.5
	Income tax effect	—	(0.3)	(0.6)
	Net of income taxes	0.2	1.0	1.9

Total reclassifications for the period, net of income taxes		$(0.6)	$0.2	$1.1

The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2023 and 2022 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance at January 1, 2022	$12.8	$(17.6)	$(4.8)

Other comprehensive income before reclassifications	—	2.2	2.2
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	1.0	0.2
Net current period other comprehensive income / (loss)	(0.8)	3.2	2.4

Balance at December 31, 2022	12.0	(14.4)	(2.4)

Other comprehensive loss before reclassifications	—	(1.6)	(1.6)
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	0.2	(0.6)
Net current period other comprehensive loss	(0.8)	(1.4)	(2.2)

Balance at December 31, 2023	$11.2	$(15.8)	$(4.6)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Insurance and claims costs associated with MVIC include estimated liabilities of approximately $1.8 million and $1.6 million at December 31, 2023 and 2022, respectively, within Accrued and other current liabilities on the accompanying Consolidated Balance Sheets. DPL has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $8.0 million and $7.8 million at December 31, 2023 and 2022, respectively, within

Accrued and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Revenue Recognition
Revenue is recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenue on our Consolidated Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenue is determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. For more information, see Note 13. Revenue.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. AES Ohio’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenue in the accompanying Consolidated Statements of Operations. The amounts of such taxes were as follows:

	Years ended December 31,
$ in millions	2023	2022	2021
Excise taxes collected	$46.6	$49.2	$48.7

Repair and Maintenance Costs
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

See Note 8. Benefit Plans for more information.

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

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 2. Regulatory Matters for more information.

DPL and its subsidiaries file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method as specified in our tax allocation agreement, and which provides a consistent, systematic and rational approach. See Note 7. Income Taxes for more information.

Related Party Transactions
In the normal course of business, DPL enters into transactions with related parties. All material intercompany accounts and transactions are eliminated in DPL’s Consolidated Financial Statements. See Note 11. Related Party Transactions for more information.

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

Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value. See Note 14. Discontinued Operations for further information.

New accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that could have an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our Consolidated Financial Statements.

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
		The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively	We will provide the required disclosures on a prospective basis on the date each amendment becomes effective. We do not expect ASU 2023-06 will have any impact on our Consolidated Financial Statements.
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.	The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our Consolidated Financial Statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in an jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	We are currently evaluating the impact of adopting the standard on our Consolidated Financial Statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Comprehensive Settlement
AES Ohio ESP - Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral argument regarding this appeal, which has been consolidated with the appeal regarding the Smart Grid Comprehensive Settlement described in the paragraph below, is expected but not yet scheduled. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal, which have been consolidated with the appeal regarding the reversion to ESP 1 described in the paragraph above, are expected but not yet scheduled.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule is expected that will provide for an Order by the second quarter of 2025 prior to the end of Smart Grid Phase 1.

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

FERC Transmission Rates
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Pursuant to the approved mechanisms and formula, transmission rates are adjusted each calendar year to reflect projected costs, adjusted to a true-up of actual revenue and costs incurred in the prior year.

Regulatory Assets and Liabilities
In accordance with ASC 980 - Regulated Operations ("ASC 980"), we have recognized total regulatory assets of $212.3 million and $169.0 million at December 31, 2023 and 2022, respectively, and total regulatory liabilities of $200.1 million and $239.1 million at December 31, 2023 and 2022, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1. Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2023	2022
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2024	$51.7	$38.7
Uncollectible expense being recovered in base rates	B	2024	1.7	—
Vegetation management being recovered in base rates	B	2024	2.7	—
Rate case expenses being recovered in base rates	B	2024	0.5	0.5
Total regulatory assets, current			56.6	39.2

Regulatory assets, non-current:
Pension benefits	A/B	Ongoing	62.6	64.2
Regulatory compliance costs	A	2028	45.0	6.4
Energy efficiency	D	Undetermined	4.1	—
Smart grid and AMI costs	B/C	Ongoing	3.2	2.3
Unamortized loss on reacquired debt	B	Ongoing	1.1	2.0
Deferred storm costs	B	Ongoing	2.2	8.7
Deferred rate case costs	B	2028	1.5	1.9
Deferred vegetation management	B	2028	19.9	21.9
CIS replacement	D	Undetermined	3.1	1.1
Transmission formula rate debits	B	2025	6.7	—
Decoupling deferral	A	2028	—	13.8
Uncollectible deferral	B	2028	6.3	7.5
Total regulatory assets, non-current			155.7	129.8

Total regulatory assets			$212.3	$169.0

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2024	$14.7	$27.6
Transmission formula rate credits	B	2024	3.3	12.8
Total regulatory liabilities, current			18.0	40.4

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	134.2	136.8
Deferred income taxes payable through rates		Ongoing	42.6	45.2
TCJA regulatory liability	B	Ongoing	1.0	4.5
Transmission formula rate credits	B	2024	—	5.4
PJM transmission enhancement settlement	B	2025	1.7	3.5
Postretirement benefits	B	Ongoing	2.6	3.3
Total regulatory liabilities, non-current			182.1	198.7

Total regulatory liabilities			$200.1	$239.1
A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Includes costs associated with Smart Grid Phase 2 development for which recovery is not yet determined but is considered probable of occurring in future rate proceedings.
D – Recovery not determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities

Current regulatory assets primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. Current regulatory assets include: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, (iii) the Storm Cost Rider, (iv) the Legacy Generation Rider, (v) the Infrastructure Investment Rider, (vi) the Regulatory Compliance Rider, (vii) the Proactive Reliability Optimization Rider, and (viii) the Distribution Investment Rider. Also included are the current portion of rate case expense, vegetation management, and uncollectible expense costs.

Current regulatory liabilities include the overcollection of standard offer costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement (discussed below), the transmission rate true-up, the Transmission Cost Recovery Rider overcollection and the TCJA regulatory liability.

AES Ohio is earning a return on $9.3 million of the net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, and (iii) the Regulatory Compliance Rider, partially offset by the overcollection of standard offer costs and transmission costs.

Pension benefits

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

Regulatory compliance costs

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff, (vi) Supplier Consolidated Billing, (vii) Decoupling, (viii) a portion of previously deferred uncollectible costs, and (ix) unrecovered purchased power deferrals, and related carrying charges, approved in ESP 4. The balance of this regulatory asset earns a return with a maximum total to be accrued of $4.0 million. These costs are being recovered over a five-year period that began September 2023 through the Regulatory Compliance Rider approved in ESP 4.

Energy Efficiency Rider

Energy Efficiency Rider represents deferred expense and shared savings associated with energy efficiency programs that provide incentives and rebates for customers to improve the way they use electricity. The deferred expenses and shared savings were incurred prior to Ohio’s energy efficiency change in legislation and are therefore probable for recovery. The PUCO is currently conducting a prudency review, and a PUCO staff report was issued on February 2, 2024.

Smart Grid and AMI costs

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI related to Smart Grid Phase 1 and 2. AES Ohio developed Smart Grid Phase 1, which focuses on implementing new technology in the distribution business to upgrade customer meters, provide new customer programs related to energy efficiency and time-based rates, make certain infrastructure improvements, and upgrade substation and telecommunication equipment. Smart Grid Phase 1 costs are being recovered over a period of 4 years. AES Ohio has proposed Smart Grid Phase 2, which is pending before the PUCO.

Unamortized loss on reacquired debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during the second-half of 2023. AES Ohio files semi-annual petitions seeking recovery of storm costs. Recovery of these costs is probable, but not certain.

Rate case expenses

Rate case expenses represent costs associated with preparing distribution rate cases. AES Ohio was granted recovery of the 2020 rate case costs through base rates over a period of 5 years, without a rate of return.

Vegetation management costs

Vegetation management costs represent costs incurred from outside contractors for tree trimming and other vegetation management services. Historically deferred costs from 2018-2020 are being recovered in base rates with an amortization period of five years. In addition, ESP 4 approved a Proactive Reliability Optimization Rider which granted recovery of costs deferred starting from 2021 forward with an annual baseline of $20.0 million, subject to an annual maximum deferral of $7.5 million. These historical costs are also being recovered with an amortization period of five years. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability.

CIS replacement costs

Customer Information System (“CIS”) replacement costs represent operation and maintenance expenses associated with the implementation of a new CIS system. Deferral of these costs subject to an $8.8 million maximum deferral was approved in the Smart Grid Phase 1 Order, subject to demonstration that the functionality is available and a reasonableness prudence review. Recovery of these costs was requested and approved in Case No. 22-0900-EL-SSO to be included in the new Regulatory Compliance Rider, once the CIS is used and useful.

Transmission formula rate debits/credits

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under "FERC Transmission Rates".

Decoupling deferral

The decoupling deferral was approved for recovery via the Regulatory Compliance Rider in the ESP 4 Order and was reclassified to the Regulatory Compliance Rider asset in August 2023. The decoupling deferral represented the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019.

Uncollectible deferral

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenue associated with the bypassable uncollectible portion of the standard offer rate. The 2023 distribution rate case order established that these costs would be recovered in base rates over a period of five years.

Estimated costs of removal - regulated property

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

3. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$505.3	2.5%	$399.2	2.4%
Distribution	1,860.9	3.5%	1,658.9	3.7%
General	19.3	5.9%	20.7	5.2%
Non-depreciable	99.5	N/A	79.4	N/A
Total regulated	2,485.0		2,158.2
Unregulated:
Other	31.3	4.1%	30.6	3.7%
Non-depreciable	5.6	N/A	4.8	N/A
Total unregulated	36.9		35.4
Total property, plant and equipment in service	$2,521.9	3.2%	$2,193.6	3.3%

4. FAIR VALUE

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
•Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets. This includes the common collective trust pension plan assets valued using the net asset value method. See Note 8. Benefit Plans for more information; and
•Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. These inputs are used for certain debt balances because the notes are not publicly traded. The fair value reflects management’s own assumptions about the inputs used in pricing the liability. Our long-term debt is fair valued for disclosure purposes only.

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Consolidated Balance Sheets at their gross fair value.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Consolidated Balance Sheets and are classified as equity securities. Net unrealized gains / (losses) related to equity investments still held as of December 31, 2023 and 2022 are as follows:

	Years ended December 31,
$ in millions	2023	2022
Net unrealized gains / (losses) (a)	$0.5	$(1.5)

(a)    These amounts are included in Other income, net in our Consolidated Statements of Operations.

Recurring Fair Value Measurements
The fair value of assets at December 31, 2023 and 2022 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2023				Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Mutual funds	7.2	—	—	7.2	7.0	—	—	7.0
Total assets	$7.8	$—	$—	$7.8	$7.5	$—	$—	$7.5

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair Value at December 31, 2023				Carrying Amount	Fair Value at December 31, 2022
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,837.6	$—	$1,706.2	$16.8	$1,723.0	$1,535.9	$—	$1,376.4	$17.0	$1,393.4

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

DPL previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. The derivative instruments were used for risk management purposes and were designated as cash flow hedges if they qualified under ASC 815 for accounting purposes. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information on gains recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2023	2022	2021
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge	Interest Rate Hedge
Beginning accumulated derivative gain in AOCL	$12.0	$12.8	$13.6

Net gains reclassified to earnings:
Interest expense	(0.8)	(0.8)	(0.8)
Ending accumulated derivative gain in AOCL	$11.2	$12.0	$12.8

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

6. DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2023	December 31, 2022
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	—
First Mortgage Bonds	5.19%	2033	100.0	—
First Mortgage Bonds	5.49%	2028	92.5	—
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.8	17.0
Unamortized deferred financing costs			(7.1)	(6.9)
Unamortized debt discounts			(2.2)	(2.4)
Total long-term debt at AES Ohio			1,012.5	712.7

Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(4.9)	(6.7)
Unamortized debt discounts			(0.6)	(0.7)
Total long-term debt			1,837.6	1,535.9
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,837.4	$1,535.7

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
(c)    Note payable to related party. See Note 11. Related Party Transactions for more information.

Revolving Credit Agreements
The DPL Credit Agreement was a committed line of credit secured by a pledge of common stock that DPL owns in AES Ohio and was used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement was retired on June 14, 2023. At December 31, 2022 the DPL Credit Agreement had outstanding borrowings of $35.0 million.

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

The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2023 and 2022, the AES Ohio Credit Agreement had outstanding borrowings of $15.0 million and $120.0 million, respectively.

Debt Maturities
At December 31, 2023, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2024	$0.2
2025	415.2
2026	0.2
2027	140.2
2028	92.7
Thereafter	1,203.9
1,852.4
Unamortized debt discounts	(2.8)
Deferred financing costs, net	(12.0)
Total long-term debt	$1,837.6

Significant Transactions
On December 28, 2023, AES Ohio completed the offering of (i) $92.5 million in aggregate principal amount of First Mortgage Bonds, 5.49% Series due 2028 and (ii) $107.5 million aggregate principal amount of its First Mortgage Bonds, 5.70% Series due 2033 in a private placement. The proceeds from the offerings were used to repay existing indebtedness, including amounts outstanding under the AES Ohio Credit Agreement, and for general corporate purposes.

On April 13, 2023, AES Ohio issued $100.0 million in aggregate principal amount of First Mortgage Bonds, 5.19% Series due 2033 in a private placement. The proceeds from the offering were used to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes.

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

Debt Covenants and Restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, each contain one financial covenant, respectively. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2023, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting distributions to its parent, DPL. As of December 31, 2023, AES Ohio and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

7. INCOME TAXES

DPL’s components of income tax expense for both continuing and discontinued operations were as follows:

	Years ended December 31,
$ in millions	2023	2022	2021
Components of tax expense / (benefit)
Federal - current	$(20.0)	$(7.6)	$(5.5)
State and local - current	0.4	—	—
Total current	(19.6)	(7.6)	(5.5)

Federal - deferred	24.5	(2.1)	4.4
State and local - deferred	1.7	0.1	0.4
Total deferred	26.2	(2.0)	4.8
Tax expense / (benefit)	$6.6	$(9.6)	$(0.7)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes:

	Years ended December 31,
	2023	2022	2021
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	2.5%	(1.6)%	2.8%
AFUDC - equity	(0.2)%	2.5%	3.3%
Depreciation of flow-through differences	(7.6)%	43.8%	(29.0)%
Amortization of investment tax credits	—%	0.1%	(0.6)%
Other, net	(0.1)%	1.3%	(0.8)%
Effective tax rate	15.6%	67.1%	(3.3)%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2023	2022
Net non-current assets / (liabilities)
Depreciation / property basis	$(199.4)	$(185.5)
Income taxes recoverable	9.5	9.2
Regulatory assets	(39.3)	(22.8)
Investment tax credit	—	0.1
Compensation and employee benefits	(3.7)	(2.8)
Long-term debt	4.9	5.1
Other (a)	0.7	(2.3)
Net non-current liabilities	$(227.3)	$(199.0)

(a)    The Other caption includes deferred tax assets of $35.9 million in 2023 and $36.6 million in 2022 related to state and local tax net operating loss carryforwards, with related valuation allowances of $35.7 million in 2023 and $36.6 million in 2022. These net operating loss carryforwards expire from 2024 to 2038.

During the year ended December 31, 2023, DPL received a payment from AES of $21.0 million against its tax receivable balance as part of the $260.0 million in contributions received from AES. During the year ended December 31, 2021, DPL received a payment from AES of $17.5 million against its tax receivable balance as part of a $150.0 million contribution from AES. See Note 9. Shareholder's Equity / (Deficit) for more information.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss:

	Years ended December 31,
$ in millions	2023	2022	2021
Tax expense / (benefit)	$(0.6)	$0.8	$2.2

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2023 and was $0.4 million at December 31, 2023 and 2022.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2023 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2023	2022	2021
Unrecognized tax benefits at January 1	$0.4	$0.4	$1.4
Gross decreases - prior period tax positions	—	—	(1.0)
Unrecognized tax benefits at December 31	$0.4	$0.4	$0.4

Tax years subsequent to 2016 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

DPL is no longer subject to U.S. federal income tax examinations for tax years through 2016, but all subsequent periods are open. DPL is no longer subject to state income tax examinations for tax years through 2019 but all subsequent periods are open.

8. BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.2 million and $7.0 million at December 31, 2023 and 2022, respectively, were not material to the Consolidated Financial Statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,750 for 2023 and they are fully vested in their employer contributions after 3 years of service. Certain non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions.

We contributed $3.5 million, $3.3 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCL. We have historically recorded these costs on an accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2023 and 2022. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $0.9 million, $1.7 million and $1.7 million of costs billed to the Service Company for the years ended December 31, 2023, 2022 and 2021, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2023	2022
Benefit obligation at January 1	$309.0	$416.2
Service cost	3.0	4.9
Interest cost	15.8	9.6
Plan amendments	1.4	—
Actuarial loss / (gain)	9.6	(98.0)
Benefits paid	(40.2)	(23.7)
Benefit obligation at December 31	298.6	309.0

Change in plan assets
Fair value of plan assets at January 1	274.4	363.5
Actual return / (loss) on plan assets	26.5	(73.1)
Employer contributions	7.7	7.7
Benefits paid	(40.2)	(23.7)
Fair value of plan assets at December 31	268.4	274.4

Unfunded status of plan	$(30.2)	$(34.6)

	December 31,
Amounts recognized in the Consolidated Balance Sheets	2023	2022
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(30.0)	(34.4)
Net liability at end of year	$(30.2)	$(34.6)

Amounts recognized in Accumulated other comprehensive loss, Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$7.7	$7.3
Net actuarial loss	78.7	78.6
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$86.4	$85.9
Recorded in:
Regulatory asset, non-current	$60.7	$62.0
Accumulated other comprehensive loss	25.7	23.9
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$86.4	$85.9

The accumulated benefit obligation for our Pension Plans was $290.0 million and $301.3 million at December 31, 2023 and 2022, respectively.

The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2023	2022	2021
Service cost	$3.0	$4.9	$4.5
Interest cost	15.8	9.6	8.2
Expected return on assets	(17.6)	(15.8)	(15.0)
Amortization of unrecognized:
Actuarial loss	0.6	5.5	9.0
Prior service cost	1.0	1.1	0.9
Net periodic benefit cost	$2.8	$5.3	$7.6

Rates relevant to each year's expense calculations
Discount rate	5.41%	2.83%	2.44%
Expected return on plan assets	5.40%	4.60%	4.55%

The components of net periodic benefit cost other than service cost are included in Total other expense, net in the Consolidated Statements of Operations.

The following table presents other changes in Pension Plan assets and benefit obligations recognized in Accumulated other comprehensive loss, Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2023	2022	2021
Net actuarial loss / (gain)	$0.7	$(9.1)	$(21.7)
Plan amendments	1.4	—	2.3
Reversal of amortization item:
Net actuarial loss	(0.6)	(5.5)	(9.0)
Prior service cost	(1.0)	(1.1)	(0.9)
Total recognized in Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$0.5	$(15.7)	$(29.3)

Total recognized in net periodic benefit cost and Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$3.3	$(10.4)	$(21.7)

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $9.6 million increased the benefit obligation for the year ended December 31, 2023 and an actuarial gain of $98.0 million decreased the benefit obligation for the year ended December 31, 2022. The actuarial loss in 2023 was primarily due to a decrease in the discount rate and the actuarial gain in 2022 was primarily due to an increase in the discount rate.

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

At December 31, 2023, we decreased the expected long-term rate of return on plan assets assumption to 5.15%. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2023, we decreased our assumed discount rate to 5.14% from 5.41% for pension expense to reflect current duration-based yield curve discount rates. A 1% increase / decrease in the rate of return assumption for pension would result in a corresponding decrease / increase in 2024 pension expense of approximately $2.9 million. A 0.25-percentage point increase / decrease in the discount rate for pension would result in a corresponding decrease / increase of approximately $0.3 million to 2024 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2023. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2023	2022	2021
Discount rate for obligations	5.14%	5.41%	2.83%
Rate of compensation increases	3.21%	3.21%	3.21%

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

All plan assets at December 31, 2023 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2023	2022
Equity Securities	32%	32%	32%
Debt Securities	68%	67%	67%
Cash and Cash Equivalents	—%	1%	1%

The fair values of our Pension Plans' assets at December 31, 2023 by asset category are as follows:

$ in millions	Market Value at December 31, 2023	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$84.5	$—	$84.5	$—
Debt securities (b)	121.1	—	121.1	—
Government debt securities (c)	61.0	—	61.0	—
Total common collective trusts	266.6	—	266.6	—
Cash and cash equivalents (d)	1.8	1.8	—	—
Total pension plan assets	$268.4	$1.8	$266.6	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $7.5 million and $9.8 million to the pension plan in the years ended December 31, 2023, 2022 and 2021.

We expect to make contributions of $0.2 million to our SERP in 2024 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2024.

Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 100%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.1 million in 2024, which includes $1.6 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2024	$22.4
2025	22.1
2026	22.1
2027	21.9
2028	21.8
2029 - 2033	106.7

9. SHAREHOLDER'S EQUITY / (DEFICIT)

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2023.

AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2023. All common shares are held by AES Ohio’s parent, DPL.

Capital Contributions from AES
DPL received $260.0 million and $150.0 million in cash contributions from AES during the years ended December 31, 2023 and 2021, respectively; which DPL then used to make equity contributions of $260.0 million and $150.0 million, respectively, to AES Ohio. The cash contributions at DPL represented equity contributions of $239.0 million in 2023 and $132.5 million in 2021; and payments of $21.0 million and $17.5 million against its tax receivable in 2023 and 2021, respectively. The proceeds from the equity contributions at AES Ohio have enabled AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity. DPL did not receive any contributions from AES in 2022.

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

As described above, DPL’s Amended Articles of Incorporation contains restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2023, DPL did not meet these requirements and was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

10. CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2023, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$569.3	$365.8	$203.5	$—	$—
Purchase orders and other contractual obligations	$421.1	$318.3	$83.4	$19.4	$—

Electricity purchase commitments
AES Ohio enters into long-term contracts for the purchase of electricity through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2023, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2023, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $52.5 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

11. RELATED PARTY TRANSACTIONS

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

Long-term Compensation Plan
During 2023, 2022 and 2021, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense for the years ended December 31, 2023, 2022 and 2021 was not material and is included in Operation and maintenance on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on DPL’s Consolidated Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2023	2022	2021
The following transactions are included in Operation and Maintenance on the Consolidated Statements of Operations:
Net charges from the Service Company	$48.3	$39.9	$34.9
Services provided by AES and other AES affiliates	$16.8	$16.5	$15.5
Services provided by other related parties	$1.7	$2.5	$1.6

Balances with related parties (included in Accounts Receivable, net and Accounts Payable):	At December 31, 2023	At December 31, 2022
Net payable to the Service Company	$(3.9)	$(9.8)
Net receivable from AES and other AES affiliates	$—	$0.3

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively, is included in Other non-current assets on the Consolidated Balance Sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2023 and 2022, respectively, that was established upon the Trust’s deconsolidation in 2003. This note payable is included in Long-term debt on the Consolidated Balance Sheets.

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

12. BUSINESS SEGMENTS

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2023
Revenue from external customers	$851.3	$9.7	$—	$861.0
Intersegment revenue	0.7	4.4	(5.1)	—
Total revenue	$852.0	$14.1	$(5.1)	$861.0

Depreciation and amortization	$80.7	$1.4	$—	$82.1
Interest expense	$25.8	$37.8	$—	$63.6
Income / (loss) from continuing operations before income tax	$74.9	$(32.6)	$—	$42.3

Cash capital expenditures	$384.3	$3.6	$—	$387.9

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2022
Revenue from external customer	$859.3	$9.7	$—	$869.0
Intersegment revenue	0.8	3.6	(4.4)	—
Total revenue	$860.1	$13.3	$(4.4)	$869.0

Depreciation and amortization	$78.7	$1.3	$—	$80.0
Interest expense	$28.8	$39.0	$—	$67.8
Income / (loss) from continuing operations before income tax	$15.8	$(30.1)	$—	$(14.3)

Cash capital expenditures	$283.7	$3.6	$—	$287.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2021
Revenue from external customer	$663.0	$9.7	$—	$672.7
Intersegment revenue	0.7	3.5	(4.2)	—
Total revenue	$663.7	$13.2	$(4.2)	$672.7

Depreciation and amortization	$74.6	$1.5	$—	$76.1
Interest expense	$24.2	$38.7	$—	$62.9
Income / (loss) from continuing operations before income tax	$52.8	$(30.4)	$—	$22.4

Cash capital expenditures	$189.3	$2.0	$—	$191.3

Total Assets	December 31, 2023	December 31, 2022	December 31, 2021
Utility	$2,871.0	$2,405.9	$2,162.6
All Other (a)	35.2	16.5	9.2
DPL Consolidated	$2,906.2	$2,422.4	$2,171.8

(a)    "All Other" includes Eliminations for all periods presented.

13. REVENUE

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

Retail revenue
AES Ohio energy sales to utility customers are based on the reading of meters at the customer's location that occurs on a systematic basis throughout the month. AES Ohio sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Performance obligations for retail revenue are satisfied over time as energy is delivered and the same method is used to measure progress, and thus the performance obligation meets the criteria to be considered a series. This includes both the promise to transfer energy and other distribution and/or transmission services.

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

Wholesale revenue
AES Ohio's share of the power produced at OVEC is sold to PJM and this revenue is classified as Wholesale revenue.

In PJM, the promise to sell energy as wholesale revenue is separately identifiable from participation in the capacity market and the two products can be transacted independently of one another. Therefore, wholesale revenue is a separate contract with a single performance obligation. Revenue is recorded based on the quantities (MWh) delivered in each hour during each month at the spot price, making the contract effectively “month-to-month”.

RTO ancillary revenue
Compensation for use of AES Ohio’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenue. As AES Ohio owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. AES Ohio) and recognized as transmission revenue.

Transmission revenue has a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that AES Ohio, as the transmission operator, has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

Capacity revenue
AES Ohio records its share of OVEC capacity revenue as Capacity revenue. The capacity price is set through a competitive auction process established by PJM. Depending on the availability and performance of the OVEC units, there may be additional performance bonuses or penalties, which would be recognized only if it becomes probable that such bonus or penalties will be incurred.

RTO capacity revenue has a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

DPL's revenue from contracts with customers was $861.6 million, $861.4 million and $667.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2023, 2022 and 2021:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$478.9	$—	$—	$478.9
Commercial revenue	162.1	—	—	162.1
Industrial revenue	66.6	—	—	66.6
Governmental revenue	24.3	—	—	24.3
Other (a)	13.0	—	—	13.0
Total retail revenue from contracts with customers	744.9	—	—	744.9
Wholesale revenue
Wholesale revenue from contracts with customers	15.8	—	(0.7)	15.1
RTO ancillary revenue	88.4	0.1	—	88.5
Capacity revenue	3.5	—	—	3.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.6	—	9.6
Miscellaneous revenue	(0.6)	4.4	(4.4)	(0.6)
Total revenue	$852.0	$14.1	$(5.1)	$861.0

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$467.3	$—	$—	$467.3
Commercial revenue	166.0	—	—	166.0
Industrial revenue	74.3	—	—	74.3
Governmental revenue	24.1	—	—	24.1
Other (a)	11.9	—	—	11.9
Total retail revenue from contracts with customers	743.6	—	—	743.6
Wholesale revenue
Wholesale revenue from contracts with customers	41.0	—	(0.8)	40.2
RTO ancillary revenue	63.6	0.1	—	63.7
Capacity revenue	4.3	—	—	4.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.6	—	9.6
Miscellaneous revenue	7.6	3.6	(3.6)	7.6
Total revenue	$860.1	$13.3	$(4.4)	$869.0

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$364.9	$—	$—	$364.9
Commercial revenue	122.6	—	—	122.6
Industrial revenue	57.5	—	—	57.5
Governmental revenue	26.1	—	—	26.1
Other (a)	12.2	—	—	12.2
Total retail revenue from contracts with customers	583.3	—	—	583.3
Wholesale revenue
Wholesale revenue from contracts with customers	19.5	—	(0.7)	18.8
RTO ancillary revenue	49.9	0.1	—	50.0
Capacity revenue	5.9	—	—	5.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.6	—	9.6
Miscellaneous revenue	5.1	3.5	(3.5)	5.1
Total revenue	$663.7	$13.2	$(4.2)	$672.7

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were     $90.4 million and $85.3 million as of December 31, 2023 and 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

14. DISCONTINUED OPERATIONS

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

DPL determined that the transfer of Conesville and the previous transfers and sales of other AES Ohio Generation assets constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations of this group of components were reported as such in the Consolidated Statements of Operations for the period presented.

The following table summarizes the revenue, operating costs, other expenses and income tax of discontinued operations for the period indicated:

$ in millions	2021
Revenue	$1.4
Operating costs and other expenses	(2.4)
Loss from discontinued operations	(1.0)
Income tax benefit from discontinued operations	(0.2)
Net loss from discontinued operations	$(0.8)

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.8) million for the year ended December 31, 2021. Cash flows from investing activities for discontinued operations were $(1.6) million for the year ended December 31, 2021.

FINANCIAL STATEMENTS

AES Ohio

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of The Dayton Power & Light Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company, d/b/a AES Ohio, (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2023, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the financial statements and related disclosures.

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

Indianapolis, Indiana
February 26, 2024

AES Ohio
Statements of Operations
	Years ended December 31,
$ in millions	2023	2022	2021
REVENUE	$852.0	$860.1	$663.7

OPERATING COSTS AND EXPENSES:
Net fuel costs	—	—	0.5
Net purchased power cost	346.0	469.0	275.1
Operation and maintenance	229.8	185.1	152.1
Depreciation and amortization	80.7	78.7	74.6
Taxes other than income taxes	100.6	85.1	81.9
Gain on disposal of business	—	(0.6)	—
Total operating costs and expenses	757.1	817.3	584.2

Operating income	94.9	42.8	79.5

OTHER (EXPENSE) / INCOME, NET:
Interest expense, net	(25.8)	(28.8)	(24.2)
Other income / (expense), net	5.8	1.8	(2.5)
Total other expense, net	(20.0)	(27.0)	(26.7)

INCOME BEFORE INCOME TAX	74.9	15.8	52.8

Income tax expense / (benefit)	13.5	(3.1)	5.7

NET INCOME	$61.4	$18.9	$47.1
See Notes to Financial Statements.

AES Ohio
Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2023	2022	2021
Net income	$61.4	$18.9	$47.1
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of $0.1, $0.0 and $0.0 for each respective period	(0.3)	0.1	—
Net gain / (loss) for the period, net of income tax effect of $0.4, $(0.6) and $(1.8) for each respective period	(1.2)	2.2	6.4
Reclassification to earnings, net of income tax effect of $(0.2), $(0.9) and $(1.1) for each respective period	0.4	2.7	3.9
Net change in unfunded pension and other postretirement obligations	(1.1)	5.0	10.3

Other comprehensive income / (loss)	(1.1)	5.0	10.3

Net comprehensive income	$60.3	$23.9	$57.4
See Notes to Financial Statements.

AES Ohio
Balance Sheets
$ in millions	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15.5	$19.7
Accounts receivable, net of allowance for credit losses of $0.9 and $0.5, respectively (Note 1)	93.1	92.3
Inventories	44.5	26.8
Taxes applicable to subsequent years	112.9	93.9
Regulatory assets, current (Note 2)	56.6	39.2
Taxes receivable	24.4	29.6
Prepayments and other current assets	8.1	4.2
Total current assets	355.1	305.7

NON-CURRENT ASSETS
Property, plant and equipment:
Property, plant and equipment (Note 3)	3,063.2	2,752.7
Less: Accumulated depreciation and amortization	(1,098.1)	(1,086.5)
	1,965.1	1,666.2
Construction work in process	230.8	195.3
Total net property, plant and equipment	2,195.9	1,861.5
Other non-current assets:
Regulatory assets, non-current (Note 2)	155.7	129.8
Intangible assets, net of amortization	111.4	68.5
Other non-current assets	52.9	40.4
Total other non-current assets	320.0	238.7
Total assets	$2,871.0	$2,405.9

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$15.2	$120.2
Accounts payable	163.8	129.5
Accrued taxes	101.4	88.3
Accrued interest	4.2	3.4
Customer deposits	12.7	16.3
Regulatory liabilities, current (Note 2)	18.0	40.4
Accrued and other current liabilities	20.2	18.7
Total current liabilities	335.5	416.8

NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,012.3	712.5
Deferred income taxes (Note 6)	206.1	194.9
Taxes payable	113.4	94.3
Regulatory liabilities, non-current (Note 2)	182.1	198.7
Accrued pension and other postretirement obligations (Note 7)	37.7	41.8
Other non-current liabilities	4.7	5.1
Total non-current liabilities	1,556.3	1,247.3
Total liabilities	1,891.8	1,664.1

COMMITMENTS AND CONTINGENCIES (Note 9)

COMMON SHAREHOLDER'S EQUITY
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	977.4	773.6
Accumulated other comprehensive loss	(27.9)	(26.8)
Retained earnings / (accumulated deficit)	29.3	(5.4)
Total common shareholder's equity	979.2	741.8

Total liabilities and shareholder's equity	$2,871.0	$2,405.9
See Notes to Financial Statements.

AES Ohio
Statements of Cash Flows
	Years ended December 31,
$ in millions	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$61.4	$18.9	$47.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.7	78.7	74.6
Deferred income taxes	9.0	(2.3)	4.5
Gain on disposal of business	—	(0.6)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(0.7)	(20.5)	(1.9)
Inventories	(17.7)	(12.5)	(5.5)
Taxes applicable to subsequent years	(19.0)	(10.9)	(5.4)
Current and non-current regulatory assets and liabilities, net	(75.1)	38.4	10.3
Other non-current assets	(4.9)	5.6	(4.9)
Accounts payable	(19.9)	13.6	15.1
Accrued taxes payable / receivable	37.3	12.5	10.0
Accrued interest	0.8	0.8	—
Accrued pension and other postretirement obligations	(4.1)	(11.4)	(12.2)
Other non-current liabilities	(3.0)	4.9	(1.8)
Other	(9.4)	2.4	0.3
Net cash provided by operating activities	35.4	117.6	130.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(384.3)	(283.7)	(189.3)
Cost of removal payments	(26.8)	(22.4)	(17.1)
Other investing activities, net	0.2	0.4	0.9
Net cash used in investing activities	(410.9)	(305.7)	(205.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to parent	(83.0)	(64.0)	(52.0)
Equity contributions from parent	260.0	—	150.0
Issuance of long-term debt	300.0	140.0	—
Payments of deferred financing costs	(0.7)	(2.6)	—
Borrowings from revolving credit facilities	315.0	255.0	120.0
Repayment of borrowings from revolving credit facilities	(420.0)	(135.0)	(140.0)
Net cash provided by financing activities	371.3	193.4	78.0
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	(4.2)	5.3	2.7
Cash, cash equivalents and restricted cash at beginning of year	19.8	14.5	11.8
Cash, cash equivalents and restricted cash at end of year	15.6	19.8	14.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$34.4	$15.9	$21.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$101.5	$47.0	$42.5
See Notes to Financial Statements.

AES Ohio
Statements of Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance at January 1, 2021	41,172,173	$0.4	$714.4	$(42.1)	$(56.0)	$616.7
Net income	—	—	—	—	47.1	47.1
Other comprehensive income	—	—	—	10.3	—	10.3
Distributions to parent	—	—	(42.0)	—	—	(42.0)
Equity contributions from parent	—	—	150.0	—	—	150.0
Other	—	—	0.1	—	—	0.1
Balance at December 31, 2021	41,172,173	0.4	822.5	(31.8)	(8.9)	782.2
Net income	—	—	—	—	18.9	18.9
Other comprehensive income	—	—		5.0	—	5.0
Distributions to parent	—	—	(49.0)	—	(15.0)	(64.0)
Other	—	—	0.1	—	(0.4)	(0.3)
Balance at December 31, 2022	41,172,173	0.4	773.6	(26.8)	(5.4)	741.8
Net income	—	—	—	—	61.4	61.4
Other comprehensive loss	—	—	—	(1.1)	—	(1.1)
Distributions to parent	—	—	(56.3)	—	(26.7)	(83.0)
Equity contributions from parent	—	—	260.0	—	—	260.0
Other	—	—	0.1	—	—	0.1
Balance at December 31, 2023	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2

See Notes to Financial Statements.

AES Ohio
Notes to Financial Statements
For the years ended December 31, 2023, 2022 and 2021

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 539,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has only one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and costs associated with AES Ohio's investment in OVEC. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Financial Statement Presentation
AES Ohio does not have any subsidiaries. We have evaluated subsequent events through the date this report was issued.

Reclassifications
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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Balance Sheets that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

	December 31,
$ in millions	2023	2022
Cash and cash equivalents	$15.5	$19.7
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$15.6	$19.8

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2023 and 2022:

	December 31,
$ in millions	2023	2022
Accounts receivable, net
Customer receivables	$70.0	$60.6
Unbilled revenue	19.4	24.0
Amounts due from affiliates	2.4	4.4
Other	2.2	3.8
Allowance for credit losses	(0.9)	(0.5)
Total accounts receivable, net	$93.1	$92.3

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2023 and 2022:

	December 31,
$ in millions	2023	2022
Allowance for credit losses:
Beginning balance	$0.5	$0.3
Current period provision	5.4	2.5
Write-offs charged against allowances	(6.0)	(4.1)
Recoveries collected	1.0	1.8
Ending balance	$0.9	$0.5

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

For substantially all depreciable property, when a unit of property is retired, the original cost of that property, less any salvage value, is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices. Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For AES Ohio’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 2.6% in 2023, 2.8% in 2022 and 2.8% in 2021. Depreciation expense was $76.8 million, $75.6 million and $71.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

AFUDC
In accordance with the Uniform System of Accounts prescribed by FERC, AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
$ in millions	2023	2022	2021
AFUDC equity	$5.0	$5.7	$2.1
AFUDC debt	$6.5	$1.3	$1.6

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $2,195.9 million and $1,861.5 million as of December 31, 2023 and 2022, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Intangible Assets
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized on a straight-line basis over their estimated useful lives. These capitalized software intangible assets have a seven year-weighted average amortization period.

The following table presents information related to the Company's capitalized software balances, including the gross amount capitalized and related amortization:

		December 31,
$ in millions		2023	2022
Capitalized software		$142.2	$101.5

Accumulated amortization		$(30.8)	$(34.3)

	Years ended December 31,
	2023	2022	2021
Amortization expense	$3.9	$3.1	$3.0

Estimated future amortization
Years ending December 31,
2024			$5.6
2025			5.6
2026			5.2
2027			4.6
2028			4.4
Total			$25.4

Implementation Costs Related to Software as a Service
AES Ohio has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $14.8 million and $12.5 million as of December 31, 2023 and 2022, respectively, which are recorded within Other non-current assets on the accompanying Balance Sheets.

Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies
AES Ohio accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If AES Ohio’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2023 and 2022. See Note 9. Contractual Obligations, Commercial Commitments and Contingencies for additional information.

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees or former employees participating in employee benefit plans and are not used for general operating purposes, they are recorded within Other non-current assets on the accompanying Balance Sheets. See Note 4. Fair Value for more information.

Financial Derivatives
We have contracts involving the physical delivery of energy. These contracts qualify for the normal purchases and normal sales scope exception in ASC 815 - Derivatives and Hedging, thus we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated other comprehensive loss by component during the years ended December 31, 2023, 2022 and 2021 are as follows:

Details about AOCL Components	Affected line in the Statements of Operations	Years ended December 31,
$ in millions		2023	2022	2021
Amortization of unfunded pension and other postretirement obligations (Note 7):
	Other expense	$0.6	$3.6	$5.0
	Income tax effect	(0.2)	(0.9)	(1.1)

Total reclassifications for the period, net of income taxes		$0.4	$2.7	$3.9

The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2023 and 2022 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance at January 1, 2022	$(31.8)

Other comprehensive income before reclassifications	2.3
Amounts reclassified from accumulated other comprehensive loss to earnings	2.7
Net current period other comprehensive income	5.0

Balance at December 31, 2022	(26.8)

Other comprehensive loss before reclassifications	(1.5)
Amounts reclassified from accumulated other comprehensive loss to earnings	0.4
Net current period other comprehensive income	(1.1)

Balance at December 31, 2023	$(27.9)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. AES Ohio is responsible for claims costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. AES Ohio has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $3.5 million and $3.2 million at December 31, 2023 and 2022, respectively, within Accrued and other current liabilities and Other non-current liabilities on the accompanying Balance Sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at AES Ohio are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Revenue Recognition
Revenue is recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenue on our Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenue is determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. For more information, see Note 11. Revenue.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. AES Ohio’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenue in the accompanying Statements of Operations. The amounts of such taxes were as follows:

	Years ended December 31,
$ in millions	2023	2022	2021
Excise taxes collected	$46.6	$49.2	$48.7

Repair and Maintenance Costs
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

See Note 7. Benefit Plans for more information.

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

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 2. Regulatory Matters for more information.

AES Ohio files U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method as specified in our tax allocation agreement, and which provides a consistent, systematic and rational approach. See Note 6. Income Taxes for more information.

Related Party Transactions
In the normal course of business, AES Ohio enters into transactions with other subsidiaries of DPL or AES. See Note 10. Related Party Transactions for more information.

New accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that could have an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our Financial Statements.

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
		The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively	We will provide the required disclosures on a prospective basis on the date each amendment becomes effective. We do not expect ASU 2023-06 will have any impact on our Financial Statements.
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.	The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our Financial Statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in an jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	We are currently evaluating the impact of adopting the standard on our Financial Statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Comprehensive Settlement
AES Ohio ESP - Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral argument regarding this appeal, which has been consolidated with the appeal regarding the Smart Grid Comprehensive Settlement described in the paragraph below, is expected but not yet scheduled. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal, which have been consolidated with the appeal regarding the reversion to ESP 1 described in the paragraph above, are expected but not yet scheduled.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule is expected that will provide for an Order by the second quarter of 2025 prior to the end of Smart Grid Phase 1.

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

FERC Transmission Rates
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its existing stated transmission rates to formula transmission rates that would be updated each calendar year. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets and an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Pursuant to the approved mechanisms and formula, transmission rates are adjusted each calendar year to reflect projected costs, adjusted to a true-up of actual revenue and costs incurred in the prior year.

Regulatory Assets and Liabilities
In accordance with ASC 980 - Regulated Operations ("ASC 980"), we have recognized total regulatory assets of $212.3 million and $169.0 million at December 31, 2023 and 2022, respectively, and total regulatory liabilities of $200.1 million and $239.1 million at December 31, 2023 and 2022, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1. Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents AES Ohio’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2023	2022
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2024	$51.7	$38.7
Uncollectible expense being recovered in base rates	B	2024	1.7	—
Vegetation management being recovered in base rates	B	2024	2.7	—
Rate case expenses being recovered in base rates	B	2024	0.5	0.5
Total regulatory assets, current			56.6	39.2

Regulatory assets, non-current:
Pension benefits	A/B	Ongoing	62.6	64.2
Regulatory compliance costs	A	2028	45.0	6.4
Energy efficiency	D	Undetermined	4.1	—
Smart grid and AMI costs	B/C	Ongoing	3.2	2.3
Unamortized loss on reacquired debt	B	Ongoing	1.1	2.0
Deferred storm costs	B	Ongoing	2.2	8.7
Deferred rate case costs	B	2028	1.5	1.9
Deferred vegetation management	B	2028	19.9	21.9
CIS replacement	D	Undetermined	3.1	1.1
Transmission formula rate debits	B	2025	6.7	—
Decoupling deferral	A	2028	—	13.8
Uncollectible deferral	B	2028	6.3	7.5
Total regulatory assets, non-current			155.7	129.8

Total regulatory assets			$212.3	$169.0

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2024	$14.7	$27.6
Transmission formula rate credits	B	2024	3.3	12.8
Total regulatory liabilities, current			18.0	40.4

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	134.2	136.8
Deferred income taxes payable through rates		Ongoing	42.6	45.2
TCJA regulatory liability	B	Ongoing	1.0	4.5
Transmission formula rate credits	B	2024	—	5.4
PJM transmission enhancement settlement	B	2025	1.7	3.5
Postretirement benefits	B	Ongoing	2.6	3.3
Total regulatory liabilities, non-current			182.1	198.7

Total regulatory liabilities			$200.1	$239.1

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Includes costs associated with Smart Grid Phase 2 development for which recovery is not yet determined but is considered probable of occurring in future rate proceedings.
D – Recovery not determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities

Current regulatory assets primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. Current regulatory assets include: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, (iii) the Storm Cost Rider, (iv) the Legacy Generation Rider, (v) the Infrastructure Investment Rider, (vi) the Regulatory Compliance Rider, (vii) the Proactive Reliability Optimization Rider, and (viii) the Distribution Investment Rider. Also included are the current portion of rate case expense, vegetation management, and uncollectible expense costs.

Current regulatory liabilities include the overcollection of standard offer costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement (discussed below), the transmission rate true-up, the Transmission Cost Recovery Rider overcollection and the TCJA regulatory liability.

AES Ohio is earning a return on $9.3 million of the net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the Energy Efficiency Rider, (ii) the Economic Development Rider, and (iii) the Regulatory Compliance Rider, partially offset by the overcollection of standard offer costs and transmission costs.

Pension benefits

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

Regulatory compliance costs

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff, (vi) Supplier Consolidated Billing, (vii) Decoupling, (viii) a portion of previously deferred uncollectible costs, and (ix) unrecovered purchased power deferrals, and related carrying charges, approved in ESP 4. The balance of this regulatory asset earns a return with a maximum total to be accrued of $4.0 million. These costs are being recovered over a five-year period that began September 2023 through the Regulatory Compliance Rider approved in ESP 4.

Energy Efficiency Rider

Energy Efficiency Rider represents deferred expense and shared savings associated with energy efficiency programs that provide incentives and rebates for customers to improve the way they use electricity. The deferred expenses and shared savings were incurred prior to Ohio’s energy efficiency change in legislation and are therefore probable for recovery. The PUCO is currently conducting a prudency review, and a PUCO staff report was issued on February 2, 2024.

Smart Grid and AMI costs

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI related to Smart Grid Phase 1 and 2. AES Ohio developed Smart Grid Phase 1, which focuses on implementing new technology in the distribution business to upgrade customer meters, provide new customer programs related to energy efficiency and time-based rates, make certain infrastructure improvements, and upgrade substation and telecommunication equipment. Smart Grid Phase 1 costs are being recovered over a period of 4 years. AES Ohio has proposed Smart Grid Phase 2, which is pending before the PUCO.

Unamortized loss on reacquired debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during the second-half of 2023. AES Ohio files semi-annual petitions seeking recovery of storm costs. Recovery of these costs is probable, but not certain.

Rate case expenses

Rate case expenses represent costs associated with preparing distribution rate cases. AES Ohio was granted recovery of the 2020 rate case costs through base rates over a period of 5 years, without a rate of return.

Vegetation management costs

Vegetation management costs represent costs incurred from outside contractors for tree trimming and other vegetation management services. Historically deferred costs from 2018-2020 are being recovered in base rates with an amortization period of five years. In addition, ESP 4 approved a Proactive Reliability Optimization Rider which granted recovery of costs deferred starting from 2021 forward with an annual baseline of $20.0 million, subject to an annual maximum deferral of $7.5 million. These historical costs are also being recovered with an amortization period of five years. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability.

CIS replacement costs

Customer Information System (“CIS”) replacement costs represent operation and maintenance expenses associated with the implementation of a new CIS system. Deferral of these costs subject to an $8.8 million maximum deferral was approved in the Smart Grid Phase 1 Order, subject to demonstration that the functionality is available and a reasonableness prudence review. Recovery of these costs was requested and approved in Case No. 22-0900-EL-SSO to be included in the new Regulatory Compliance Rider, once the CIS is used and useful.

Transmission formula rate debits/credits

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under "FERC Transmission Rates".

Decoupling deferral

The decoupling deferral was approved for recovery via the Regulatory Compliance Rider in the ESP 4 Order and was reclassified to the Regulatory Compliance Rider asset in August 2023. The decoupling deferral represented the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019.

Uncollectible deferral

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenue associated with the bypassable uncollectible portion of the standard offer rate. The 2023 distribution rate case order established that these costs would be recovered in base rates over a period of five years.

Estimated costs of removal - regulated property

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

3. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of AES Ohio’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$648.0	2.0%	$545.3	2.0%
Distribution	2,283.4	2.9%	2,093.8	3.1%
General	32.2	3.5%	34.2	4.0%
Non-depreciable	99.6	N/A	79.4	N/A
Total property, plant and equipment in service	$3,063.2	2.6%	$2,752.7	2.8%

4. FAIR VALUE

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
•Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets. This includes the common collective trust pension plan assets valued using the net asset value method. See Note 7. Benefit Plans for more information; and
•Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. These inputs are used for certain debt balances because the notes are not publicly traded. The fair value reflects management’s own assumptions about the inputs used in pricing the liability. Our long-term debt is fair valued for disclosure purposes only.

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Balance Sheets at their gross fair value.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Balance Sheets and are classified as equity securities. Net unrealized gains / (losses) related to equity investments still held as of December 31, 2023 and 2022 are as follows:

	Years ended December 31,
$ in millions	2023	2022
Net unrealized gains / (losses) (a)	$0.5	$(1.5)

(a)    These amounts are included in Other income / (expense), net in our Statements of Operations.

Recurring Fair Value Measurements
The fair value of assets at December 31, 2023 and 2022 and the respective category within the fair value hierarchy for AES Ohio was determined as follows:

$ in millions	Fair Value at December 31, 2023				Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Mutual funds	7.2	—	—	7.2	7.0	—	—	7.0
Total assets	$7.8	$—	$—	$7.8	$7.5	$—	$—	$7.5

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair Value at December 31, 2023				Carrying Amount	Fair Value at December 31, 2022
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,012.5	$—	$909.9	$16.8	$926.7	$712.7	$—	$610.9	$17.0	$627.9

5. DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2023	December 31, 2022
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	—
First Mortgage Bonds	5.19%	2033	100.0	—
First Mortgage Bonds	5.49%	2028	92.5	—
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.8	17.0
Unamortized deferred financing costs			(7.1)	(6.9)
Unamortized debt discounts			(2.2)	(2.4)
Total long-term debt			1,012.5	712.7
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.3	$712.5

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

Revolving Credit Agreement
AES Ohio entered into a second amendment and restatement of the AES Ohio Credit Agreement on December 22, 2022 with a syndication of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the agreement. It includes an uncommitted $100.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2023 and 2022, the AES Ohio Credit Agreement had outstanding borrowings of $15.0 million and $120.0 million, respectively.

Debt Maturities
At December 31, 2023, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2024	$0.2
2025	0.2
2026	0.2
2027	140.2
2028	92.7
Thereafter	788.3
1,021.8
Unamortized debt discounts	(7.1)
Deferred financing costs, net	(2.2)
Total long-term debt	$1,012.5

Significant Transactions
On December 28, 2023, AES Ohio completed the offering of (i) $92.5 million in aggregate principal amount of First Mortgage Bonds, 5.49% Series due 2028 and (ii) $107.5 million aggregate principal amount of its First Mortgage Bonds, 5.70% Series due 2033 in a private placement. The proceeds from the offerings were used to repay existing indebtedness, including amounts outstanding under the AES Ohio Credit Agreement, and for general corporate purposes.

On April 13, 2023, AES Ohio issued $100.0 million in aggregate principal amount of First Mortgage Bonds, 5.19% Series due 2033 in a private placement. The proceeds from the offering were used to repay amounts outstanding under the AES Ohio Credit Agreement and for general corporate purposes.

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

Debt Covenants and Restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, each contain one financial covenant, respectively. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2023 AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting distributions to its parent, DPL. As of December 31, 2023, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

AES Ohio’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2023	2022	2021
Components of tax expense / (benefit)
Federal - current	$4.1	$(0.8)	$1.1
State and local - current	0.4	—	0.1
Total current	4.5	(0.8)	1.2

Federal - deferred	7.3	(2.4)	4.1
State and local - deferred	1.7	0.1	0.4
Total deferred	9.0	(2.3)	4.5
Tax expense / (benefit)	$13.5	$(3.1)	$5.7

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes:

	Years ended December 31,
	2023	2022	2021
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	1.4%	1.4%	1.1%
AFUDC - Equity	(0.1)%	(2.2)%	1.3%
Amortization of investment tax credits	—%	(0.1)%	(0.2)%
Depreciation of flow-through differences	(4.3)%	(39.4)%	(11.7)%
Change in tax reserves	—%	—%	(0.1)%
Other - net	—%	(0.3)%	(0.6)%
Effective tax rate	18.0%	(19.6)%	10.8%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2023	2022
Net non-current assets / (liabilities)
Depreciation / property basis	$(195.3)	$(181.3)
Income taxes recoverable	9.5	9.2
Regulatory assets	(39.3)	(22.8)
Investment tax credit	—	0.1
Compensation and employee benefits	(4.1)	(3.1)
Operating loss carryforwards	21.0	2.4
Other	2.1	0.6
Net non-current liabilities	$(206.1)	$(194.9)

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2023	2022	2021
Tax expense / (benefit)	$(0.3)	$1.5	$2.9

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2023 and was $0.4 million at December 31, 2023 and December 31, 2022.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2023 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2023	2022	2021
Unrecognized tax benefits at January 1	$0.4	$0.4	$1.4
Gross decreases - prior period tax positions	—	—	(1.0)
Unrecognized tax benefits at December 31	$0.4	$0.4	$0.4

Tax years subsequent to 2016 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

AES Ohio is no longer subject to U.S. federal income tax examinations for tax years through 2016, but all subsequent periods are open. AES Ohio is no longer subject to state income tax examinations for tax years through 2019, but all subsequent periods are open.

7. BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.2 million and $7.0 million at December 31, 2023 and 2022, respectively, were not material to the Financial Statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,750 for 2023 and they are fully vested in their employer contributions after 3 years of service. Certain non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions.

We contributed $3.5 million, $3.3 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCL. We have historically recorded these costs on an accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Balance Sheets at December 31, 2023 and 2022. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $0.9 million, $1.7 million and $1.7 million of costs billed to the Service Company for the years ended December 31, 2023, 2022 and 2021, respectively, or $0.2 million, $0.9 million and $1.9 million of costs billed to AES Ohio Generation for the years ended December 31, 2023, 2022 and 2021, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2023	2022
Benefit obligation at January 1	$309.0	$416.2
Service cost	3.0	4.9
Interest cost	15.8	9.6
Plan amendments	1.4	—
Actuarial loss / (gain)	9.6	(98.0)
Benefits paid	(40.2)	(23.7)
Benefit obligation at December 31	298.6	309.0

Change in plan assets
Fair value of plan assets at January 1	274.4	363.5
Actual return / (loss) on plan assets	26.5	(73.1)
Employer contributions	7.7	7.7
Benefits paid	(40.2)	(23.7)
Fair value of plan assets at December 31	268.4	274.4

Unfunded status of plan	$(30.2)	$(34.6)

	December 31,
Amounts recognized in the Balance Sheets	2023	2022
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(30.0)	(34.4)
Net liability at end of year	$(30.2)	$(34.6)

Amounts recognized in Accumulated other comprehensive loss, Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$7.6	$7.3
Net actuarial loss	102.3	102.7
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$109.9	$110.0
Recorded in:
Regulatory assets, non-current	$60.7	$62.0
Accumulated other comprehensive loss	49.2	48.0
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$109.9	$110.0

The accumulated benefit obligation for our Pension Plans was $290.0 million and $301.3 million at December 31, 2023 and 2022, respectively.

The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2023	2022	2021
Service cost	$3.0	$4.9	$4.5
Interest cost	15.8	9.6	8.2
Expected return on assets	(17.6)	(15.8)	(15.0)
Amortization of unrecognized:
Actuarial loss	1.1	7.7	11.4
Prior service cost	1.1	1.2	1.1
Net periodic benefit cost	$3.4	$7.6	$10.2

Rates relevant to each year's expense calculations
Discount rate	5.41%	2.83%	2.44%
Expected return on plan assets	5.40%	4.60%	4.55%

The components of net periodic benefit cost other than service cost are included in Total other expense, net in the Statements of Operations.

The following table presents other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss, Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2023	2022	2021
Net actuarial loss / (gain)	$0.7	$(9.1)	$(21.7)
Plan amendments	1.4	—	2.3
Reversal of amortization item:
Net actuarial loss	(1.1)	(7.7)	(11.4)
Prior service cost	(1.1)	(1.2)	(1.1)
Total recognized in Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(0.1)	$(18.0)	$(31.9)

Total recognized in net periodic benefit cost and Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$3.3	$(10.4)	$(21.7)

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $9.6 million increased the benefit obligation for the year ended December 31, 2023 and an actuarial gain of $98.0 million decreased the benefit obligation for the year ended December 31, 2022. The actuarial loss in 2023 was primarily due to a decrease in the discount rate and the actuarial gain in 2022 was primarily due to an increase in the discount rate.

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

At December 31, 2023, we decreased the expected long-term rate of return on plan assets assumption to 5.15%. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2023, we decreased our assumed discount rate to 5.14% from 5.41% for pension expense to reflect current duration-based yield curve discount rates. A 1% increase / decrease in the rate of return assumption for pension would result in a corresponding decrease / increase in 2024 pension expense of approximately $2.9 million. A 0.25-percentage point increase / decrease in the discount rate for pension would result in a corresponding decrease / increase of approximately $0.3 million to 2024 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2023. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2023	2022	2021
Discount rate for obligations	5.14%	5.41%	2.83%
Rate of compensation increases	3.21%	3.21%	3.21%

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

All plan assets at December 31, 2023 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock. or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2023	2022
Equity Securities	32%	32%	32%
Debt Securities	68%	67%	67%
Cash and Cash Equivalents	—%	1%	1%

The fair values of our Pension Plans' assets at December 31, 2023 by asset category are as follows:

$ in millions	Market Value at December 31, 2023	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$84.5	$—	$84.5	$—
Debt securities (b)	121.1	—	121.1	—
Government debt securities (c)	61.0	—	61.0	—
Total common collective trusts	266.6	—	266.6	—
Cash and cash equivalents (d)	1.8	1.8	—	—
Total pension plan assets	$268.4	$1.8	$266.6	$—

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

The fair values of our pension plan assets at December 31, 2022 by asset category are as follows:

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $7.5 million and $9.8 million to the pension plan in the years ended December 31, 2023, 2022 and 2021.

We expect to make contributions of $0.2 million to our SERP in 2024 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2024.

Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 100%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.1 million in 2024, which includes $1.6 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2024	$22.4
2025	22.1
2026	22.1
2027	21.9
2028	21.8
2029 - 2033	106.7

8. SHAREHOLDER'S EQUITY

Common Stock
AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2023. All common shares are held by AES Ohio’s parent, DPL.

Capital Contributions and Returns of Capital
AES Ohio received $260.0 million and $150.0 million in capital contributions from DPL in the years ended December 31, 2023 and 2021, respectively. The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity. AES Ohio did not receive any contributions from DPL in 2022.

During the years ended December 31, 2023 and 2022, AES Ohio declared and paid distributions totaling $83.0 million and $64.0 million, respectively. During the year ended December 31, 2021, AES Ohio declared distributions of $42.0 million and paid distributions of $52.0 million.

9. CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2023, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$569.3	$365.8	$203.5	$—	$—
Purchase orders and other contractual obligations	$419.4	$316.6	$83.4	$19.4	$—

Electricity purchase commitments
AES Ohio enters into long-term contracts for the purchase of electricity through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2023, AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2023, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2023.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2023 and December 31, 2022.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2023, AES Ohio could be responsible for the repayment of 4.9%, or $52.5 million, of $1.1 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

Long-term Compensation Plan
During 2023, 2022 and 2021, many of AES Ohio’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense for the years ended December 31, 2023, 2022 and 2021 was not material and is included in Operation and maintenance on AES Ohio’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on AES Ohio’s Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2023	2022	2021
The following transactions are included in Operation and Maintenance on the Statements of Operations:
Net charges from the Service Company	$47.5	$39.2	$33.9
Services provided by AES and other AES affiliates	$32.2	$28.1	$21.9
Services provided by other related parties	$1.7	$2.5	$1.6

Balances with related parties (include in Accounts Receivable, net and Accounts Payable):	At December 31, 2023	At December 31, 2022
Net payable to the Service Company	$(3.9)	$(9.8)
Net receivable from AES and other AES affiliates	$2.4	$1.2

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, AES Ohio had a net receivable balance of $24.4 million and $29.6 million at December 31, 2023 and 2022, respectively, which are recorded in Taxes receivable on the accompanying Balance Sheets. During 2023, 2022 and 2021, AES Ohio made no payments to DPL for its share of income taxes.

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

Retail revenue
AES Ohio energy sales to utility customers are based on the reading of meters at the customer's location that occurs on a systematic basis throughout the month. AES Ohio sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Performance obligations for retail revenue are satisfied over time as energy is delivered and the same method is used to measure progress, and thus the performance obligation meets the criteria to be considered a series. This includes both the promise to transfer energy and other distribution and/or transmission services.

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

Wholesale revenue
AES Ohio's share of the power produced at OVEC is sold to PJM and this revenue is classified as Wholesale revenue.

In PJM, the promise to sell energy as wholesale revenue is separately identifiable from participation in the capacity market and the two products can be transacted independently of one another. Therefore, wholesale revenue is a separate contract with a single performance obligation. Revenue is recorded based on the quantities (MWh) delivered in each hour during each month at the spot price, making the contract effectively “month-to-month”.

RTO ancillary revenue
Compensation for use of AES Ohio’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenue. As AES Ohio owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. AES Ohio) and recognized as transmission revenue.

Transmission revenue has a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that AES Ohio, as the transmission operator, has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

Capacity revenue
AES Ohio records its share of OVEC capacity revenue as Capacity revenue. The capacity price is set through a competitive auction process established by PJM. Depending on the availability and performance of the OVEC units, there may be additional performance bonuses or penalties, which would be recognized only if it becomes probable that such bonus or penalties will be incurred.

RTO capacity revenue has a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

AES Ohio's revenue from contracts with customers was $852.6 million, $852.5 million and $658.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents our revenue from contracts with customers and other revenue for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
$ in millions	2023	2022	2021
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$478.9	$467.3	$364.9
Commercial revenue	162.1	166.0	122.6
Industrial revenue	66.6	74.3	57.5
Governmental revenue	24.3	24.1	26.1
Other (a)	13.0	11.9	12.2
Total retail revenue from contracts with customers	744.9	743.6	583.3
Wholesale revenue
Wholesale revenue from contracts with customers	15.8	41.0	19.5
RTO ancillary revenue	88.4	63.6	49.9
Capacity revenue	3.5	4.3	5.9
Miscellaneous revenue	(0.6)	7.6	5.1
Total revenue	$852.0	$860.1	$663.7

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from contracts with customers were     $89.4 million and $84.6 million as of December 31, 2023 and 2022, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of the Financial Statements, included in this Annual Report on Form 10-K and review of financial statements included in DPL's and AES Ohio's quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.

The following table presents the aggregate fees billed to DPL and AES Ohio for products and services provided by our principal accountants:

	Years ended December 31,
	2023	2022
Audit Fees	$1,146,710	$1,088,201
Audit-related Fees
Fees for the audit of AES Ohio's employee benefit plans	102,000	111,034
Other	38,934	37,800
Total	$1,287,644	$1,237,035

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to the financial statements and schedules

(b) Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X		2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(d)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(e)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(f)	Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein	Exhibit 4(c) to Registration Statement No. 333-74630
X	X	4(g)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(h)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(i)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(j)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(k)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		4(l)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X	X	4(m)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X		4(n)	Indenture, dated June 19, 2020, by and between DPL Inc. and U.S. Bank National Association	Exhibit 4.1 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X	X	4(o)	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020 (File No. 1-2385)
X	X	4(p)	54th Supplemental Indenture, dated April 1, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 14, 2023 (File No. 1-2385)
X	X	4(q)	55th Supplemental Indenture, dated December 15, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Exhibit 4.1 to Report on Form 8-K filed December 28, 2023 (File No. 1-2385)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	10(a)	Amended and Restated Credit Agreement, dated as of December 22, 2022, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender	Exhibit 10.1 to Report on Form 8-K filed June 22, 2022 (File No. 1-2385)
X	X	10(b)	Stipulation and Recommendation dated October 23, 2020	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020 (File No. 1-2385)
X	X	10(c)	Stipulation and Recommendation dated April 10, 2023	Exhibit 10.1 to Report on Form 8-K filed April 10, 2023 (File No. 1-9052)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.

February 26, 2024	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 26, 2024	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Michelle A. Dreyer	Director	February 26, 2024
Michelle A. Dreyer

/s/ Ricardo Manuel Falú	Director	February 26, 2024
Ricardo Manuel Falú

/s/ Kenneth J. Zagzebski	Director, Chairman, President and Chief Executive Officer	February 26, 2024
Kenneth J. Zagzebski	(principal executive officer)

/s/ Sherry Kohan	Director, Interim Vice President and Chief Financial Officer	February 26, 2024
Sherry Kohan	(principal financial officer)

/s/ Karin M. Mehringer	Controller	February 26, 2024
Karin M. Mehringer	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Paul L. Freedman	Director	February 26, 2024
Paul L. Freedman

/s/ Tish Mendoza	Director	February 26, 2024
Tish Mendoza

/s/ Mark E Miller	Director	February 26, 2024
Mark E Miller

/s/ Thomas A. Raga	Director	February 26, 2024
Thomas A. Raga

/s/ Kenneth J. Zagzebski	Director, Chairman, President and Chief Executive Officer	February 26, 2024
Kenneth J. Zagzebski	(principal executive officer)

/s/ Sherry Kohan	Director, Interim Vice President and Chief Financial Officer	February 26, 2024
Sherry Kohan	(principal financial officer)

/s/ Karin M. Mehringer	Controller	February 26, 2024
Karin M. Mehringer	(principal accounting officer)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2023
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable
Provision for uncollectible accounts
Year ended December 31, 2023	$0.5	$5.4	$5.0	$0.9
Year ended December 31, 2022	$0.3	$2.5	$2.3	$0.5
Year ended December 31, 2021	$2.8	$(0.4)	$2.1	$0.3

Valuation allowance for deferred tax assets
Deducted from deferred tax assets -
Year ended December 31, 2023	$36.6	$0.7	$1.6	$35.7
Year ended December 31, 2022	$37.1	$—	$0.5	$36.6
Year ended December 31, 2021	$39.0	$1.5	$3.4	$37.1

AES Ohio
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2023
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable
Provision for uncollectible accounts
Year ended December 31, 2023	$0.5	$5.4	$5.0	$0.9
Year ended December 31, 2022	$0.3	$2.5	$2.3	$0.5
Year ended December 31, 2021	$2.8	$(0.4)	$2.1	$0.3