Form 10-Q
period 2024-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2024-05-02
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

As of May 2, 2024, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2024

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2024
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.
DPL	DPL Inc. and its consolidated subsidiaries
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed on February 26, 2024
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2024

Term	Definition
Smart Grid Phase 2	In February 2024, AES Ohio applied for PUCO approval of the second phase of its grid modernization plan, covering ten years of investment following Smart Grid Phase 1.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2024
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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2024
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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2024

Part I - Financial Information
This report includes the combined filing of DPL and DP&L. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2024	2023
REVENUE	$226.4	$240.1

OPERATING COSTS AND EXPENSES:
Net purchased power cost	89.7	122.2
Operation and maintenance	60.9	54.0
Depreciation and amortization	22.6	19.8
Taxes other than income taxes	29.2	25.5
Loss on asset disposal	1.3	—
Total operating costs and expenses	203.7	221.5

OPERATING INCOME	22.7	18.6

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(20.3)	(18.1)
Other income, net	1.8	1.8
Total other expense, net	(18.5)	(16.3)

INCOME BEFORE INCOME TAX	4.2	2.3

Income tax expense	1.6	1.1

NET INCOME	$2.6	$1.2
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2024	2023
NET INCOME	$2.6	$1.2
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0 and $0.0 for each respective period	(0.2)	(0.2)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1) and $0.0 for each respective period	—	—
Other comprehensive loss	(0.2)	(0.2)

NET COMPREHENSIVE INCOME	$2.4	$1.0
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24.2	$41.0
Accounts receivable, net of allowance for credit losses of $0.9 and $0.9, respectively (Note 1)	99.8	92.5
Inventories	52.0	44.5
Taxes applicable to subsequent years	83.4	113.0
Regulatory assets, current	63.9	56.6
Taxes receivable	13.0	8.9
Prepayments and other current assets	7.4	6.6
Total current assets	343.7	363.1
NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	2,562.4	2,521.9
Less: Accumulated depreciation and amortization	(548.7)	(535.1)
	2,013.7	1,986.8
Construction work in process	298.7	234.2
Total net property, plant & equipment	2,312.4	2,221.0
Other non-current assets:
Regulatory assets, non-current	146.0	155.7
Intangible assets, net of amortization	130.9	114.0
Other non-current assets	54.7	52.4
Total other non-current assets	331.6	322.1

Total assets	$2,987.7	$2,906.2

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$170.2	$15.2
Accounts payable	124.3	163.9
Accrued taxes	109.9	101.6
Accrued interest	25.8	16.9
Customer deposits	20.4	12.7
Regulatory liabilities, current	16.8	18.0
Accrued and other current liabilities	21.8	22.6
Total current liabilities	489.2	350.9
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,838.0	1,837.4
Deferred income taxes	233.3	227.3
Taxes payable	56.0	113.4
Regulatory liabilities, non-current	180.6	182.1
Accrued pension and other postretirement obligations	30.7	37.7
Other non-current liabilities	8.6	8.5
Total non-current liabilities	2,347.2	2,406.4
Total liabilities	2,836.4	2,757.3

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,840.4	2,840.4
Accumulated other comprehensive loss	(4.8)	(4.6)
Accumulated deficit	(2,684.3)	(2,686.9)
Total common shareholder's equity	151.3	148.9

Total liabilities and shareholder's equity	$2,987.7	$2,906.2
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2.6	$1.2
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	22.6	19.8
Amortization of deferred financing costs and debt discounts	0.9	1.0
Deferred income taxes	5.7	3.7
Loss on asset disposal	1.3	—
Allowance for equity funds used during construction	(1.8)	(1.4)
Changes in certain assets and liabilities:
Accounts receivable, net	(7.3)	(4.8)
Inventories	(7.5)	(2.5)
Taxes applicable to subsequent years	29.6	24.0
Current and non-current regulatory assets and liabilities	(0.2)	(11.4)
Prepayments and other current assets	(0.7)	(3.9)
Other non-current assets	2.3	(1.6)
Accounts payable	6.6	(8.9)
Accrued taxes payable / receivable	(53.2)	(43.8)
Accrued interest	8.9	4.6
Accrued and other current liabilities	6.9	9.3
Accrued pension and other postretirement obligations	(7.0)	(7.1)
Other	(0.2)	(0.3)
Net cash provided by / (used in) operating activities	9.5	(22.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(174.6)	(89.4)
Cost of removal payments	(6.0)	(3.2)
Other investing activities, net	(0.7)	0.2
Net cash used in investing activities	(181.3)	(92.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	185.0	115.0
Repayment of borrowings from revolving credit facilities	(30.0)	(10.0)
Net cash provided by financing activities	155.0	105.0
Cash, cash equivalents, and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(16.8)	(9.5)
Cash, cash equivalents and restricted cash at beginning of year	41.1	30.6
Cash, cash equivalents, and restricted cash at end of period	$24.3	$21.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.1	$12.9
Non-cash investing activities:
Accruals for capital expenditures	$55.2	$36.4
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Equity / (Deficit)
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2024	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9
Net income	—	—	—	—	2.6	2.6
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2024	1	$—	$2,840.4	$(4.8)	$(2,684.3)	$151.3

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2023	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)
Net income	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2023	1	$—	$2,601.3	$(2.6)	$(2,721.4)	$(122.7)

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2024 and 2023

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 540,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. We have evaluated subsequent events through the date this report was issued. All material intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2024	December 31, 2023
Cash and cash equivalents	$24.2	$41.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$24.3	$41.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2024 and December 31, 2023:

$ in millions	March 31, 2024	December 31, 2023
Accounts receivable, net:
Customer receivables	$76.7	$71.0
Unbilled revenue	16.5	19.4
Amounts due from affiliates	1.6	0.8
Other	5.9	2.2
Allowance for credit losses	(0.9)	(0.9)
Total accounts receivable, net	$99.8	$92.5

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	0.8	0.9
Write-offs charged against allowance	(1.0)	(1.1)
Recoveries collected	0.2	0.3
Ending balance	$0.9	$0.6

Inventories
Inventories consist of materials and supplies as of March 31, 2024 and December 31, 2023.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three months ended March 31, 2024 and 2023, AFUDC equity and AFUDC debt were as follows:

	Three months ended
	March 31,
$ in millions	2024	2023
AFUDC equity	$1.8	$1.4
AFUDC debt	$2.1	$1.6

AOCL
The amounts reclassified out of AOCL by component during the three months ended March 31, 2024 and 2023 are as follows:

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2024	2023
Net gains on cash flow hedges (Note 4):
	Interest expense	$(0.2)	$(0.2)
	Income tax effect	—	—
	Net of income taxes	(0.2)	(0.2)
Amortization of unfunded pension and other postretirement obligations (Note 7):
	Other expense	0.1	—
	Income tax effect	(0.1)	—
	Net of income taxes	—	—

Total reclassifications for the period, net of income taxes		$(0.2)	$(0.2)

The changes in the components of AOCL during the three months ended March 31, 2024 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2024	$11.2	$(15.8)	$(4.6)

Amounts reclassified from AOCL to earnings	(0.2)	—	(0.2)

Balance as of March 31, 2024	$11.0	$(15.8)	$(4.8)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
$ in millions	2024	2023
Excise taxes collected	$12.3	$12.0

New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (“CODM”) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under Topic 280.	The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in an jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

2. REGULATORY MATTERS

Smart Grid Phase 2 Plan
In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule has been set with a hearing to begin in September 2024. We expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

3. FAIR VALUE

The fair value of our financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 3. Fair Value in Item 8. Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains related to equity investments still held as of March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31,
$ in millions	2024	2023
Net unrealized gains (a)	$0.3	$0.3

(a)    These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2024 or 2023.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of March 31, 2024				Fair value as of December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.6	$—	$—	$0.6
Mutual funds	7.4	—	—	7.4	7.2	—	—	7.2
Total assets	$7.6	$—	$—	$7.6	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	March 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,838.2	$—	$1,689.4	$16.8	$1,706.2	$1,837.6	$—	$1,706.2	$16.8	$1,723.0

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

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$11.2	$12.0
Net gains reclassified to earnings
Interest expense	(0.2)	(0.2)
Ending accumulated derivative gains in AOCL	$11.0	$11.8

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2024	2023
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.8	16.8
Unamortized deferred financing costs			(6.9)	(7.1)
Unamortized debt discounts			(2.3)	(2.2)
Total long-term debt at AES Ohio			1,012.6	1,012.5

DPL Inc. debt
Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(4.4)	(4.9)
Unamortized debt discounts			(0.6)	(0.6)
Total DPL consolidated long-term debt			1,838.2	1,837.6
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,838.0	$1,837.4

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
(c)Note payable to related party.

Revolving credit agreements
As of March 31, 2024 and December 31, 2023, the AES Ohio Credit Agreement had outstanding borrowings of $170.0 million and $15.0 million, respectively.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2024, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL. As of March 31, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 38.1% for the three months ended March 31, 2024 compared to 47.8% for the three months ended March 31, 2023. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss. AES Ohio began amortizing a deferred municipal tax shortage in September 2023, which partially offsets the ongoing amortization of the Tax Cut and Jobs Act (TCJA) benefit.

DPL's income tax expense for the three months ended March 31, 2024 was calculated using the estimated annual effective income tax rate for 2023 of 34.6% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
$ in millions	2024	2023
Service cost	$0.6	$0.7
Interest cost	3.7	4.0
Expected return on plan assets	(3.7)	(4.4)
Amortization of unrecognized:
Prior service cost	0.3	0.2
Actuarial loss	0.5	0.2
Net periodic benefit cost	$1.4	$0.7

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during each of the three months ended March 31, 2024 and 2023.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation were not material to the financial statements in the periods covered by this report.

8. SHAREHOLDER'S EQUITY

In April 2024, DPL received a $30.0 million capital contribution from AES. DPL then made the same investment in AES Ohio. The proceeds from the equity contribution allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2024, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash and CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; species and habitat protections; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $51.7 million, of $1.1 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2024
Revenue from external customers	$224.1	$2.3	$—	$226.4
Intersegment revenue	0.2	1.2	(1.4)	—
Total revenue	$224.3	$3.5	$(1.4)	$226.4

Depreciation and amortization	$22.1	$0.5	$—	$22.6
Interest expense, net	$11.2	$9.1	$—	$20.3
Income / (loss) before income tax	$11.7	$(7.5)	$—	$4.2

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2023
Revenue from external customers	$237.7	$2.4	$—	$240.1
Intersegment revenue	0.1	0.9	(1.0)	—
Total revenue	$237.8	$3.3	$(1.0)	$240.1

Depreciation and amortization	$19.4	$0.4	$—	$19.8
Interest expense, net	$8.3	$9.8	$—	$18.1
Income / (loss) before income tax	$10.9	$(8.6)	$—	$2.3

Total Assets	March 31, 2024	December 31, 2023
Utility	$2,955.9	$2,871.0
All Other (a)	31.8	35.2
DPL Consolidated	$2,987.7	$2,906.2

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

DPL's revenue from contracts with customers was $224.0 million and $239.2 million for the three months ended March 31, 2024 and 2023, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2024 and 2023:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$124.3	$—	$—	$124.3
Commercial revenue	39.2	—	—	39.2
Industrial revenue	16.7	—	—	16.7
Governmental revenue	5.8	—	—	5.8
Other (a)	3.0	—	—	3.0
Total retail revenue from contracts with customers	189.0	—	—	189.0
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	—	(0.2)	4.8
RTO ancillary revenue	27.8	—	—	27.8
Capacity revenue	0.1	—	—	0.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.3	—	2.3
Other miscellaneous revenue	2.4	1.2	(1.2)	2.4
Total revenue	$224.3	$3.5	$(1.4)	$226.4

	Three months ended March 31, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$143.0	$—	$—	$143.0
Commercial revenue	42.9	—	—	42.9
Industrial revenue	17.7	—	—	17.7
Governmental revenue	6.1	—	—	6.1
Other (a)	3.2	—	—	3.2
Total retail revenue from contracts with customers	212.9	—	—	212.9
Wholesale revenue
Wholesale revenue from contracts with customers	3.8	—	(0.1)	3.7
RTO ancillary revenue	19.7	—	—	19.7
Capacity revenue	0.5	—	—	0.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	0.9	0.9	(0.9)	0.9
Total revenue	$237.8	$3.3	$(1.0)	$240.1

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $93.2 million and $90.4 million as of March 31, 2024 and December 31, 2023, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2024	2023
REVENUE	$224.3	$237.8

OPERATING COSTS AND EXPENSES:
Net purchased power cost	89.5	122.0
Operation and maintenance	60.7	53.2
Depreciation and amortization	22.1	19.4
Taxes other than income taxes	29.2	25.5
Loss on asset disposal	1.1	—
Total operating costs and expenses	202.6	220.1

OPERATING INCOME	21.7	17.7

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(11.2)	(8.3)
Other income, net	1.2	1.5
Total other expense, net	(10.0)	(6.8)

INCOME BEFORE INCOME TAX	11.7	10.9

Income tax expense	2.3	1.3

NET INCOME	$9.4	$9.6
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2024	2023
NET INCOME	$9.4	$9.6
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1) and $(0.1) for each respective period	0.4	0.1
Other comprehensive income	0.4	0.1

NET COMPREHENSIVE INCOME	$9.8	$9.7
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.6	$15.5
Accounts receivable, net of allowance for credit losses of $0.9 and $0.9, respectively (Note 1)	100.7	93.1
Inventories	51.4	44.5
Taxes applicable to subsequent years	83.4	112.9
Regulatory assets, current	63.9	56.6
Taxes receivable	24.4	24.4
Prepayments and other current assets	7.5	8.1
Total current assets	338.9	355.1

NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	3,099.7	3,063.2
Less: Accumulated depreciation and amortization	(1,107.8)	(1,098.1)
	1,991.9	1,965.1
Construction work in process	295.4	230.8
Total net property, plant & equipment	2,287.3	2,195.9

Other non-current assets:
Regulatory assets, non-current	146.0	155.7
Intangible assets, net of amortization	128.7	111.4
Other non-current assets	55.0	52.9
Total other non-current assets	329.7	320.0
Total assets	$2,955.9	$2,871.0

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$170.2	$15.2
Accounts payable	123.3	163.8
Accrued taxes	109.8	101.4
Accrued interest	13.4	4.2
Customer deposits	20.4	12.7
Regulatory liabilities, current	16.8	18.0
Accrued and other current liabilities	19.4	20.2
Total current liabilities	473.3	335.5

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,012.4	1,012.3
Deferred income taxes	209.0	206.1
Taxes payable	56.0	113.4
Regulatory liabilities, non-current	180.6	182.1
Accrued pension and other postretirement obligations	30.7	37.7
Other non-current liabilities	4.8	4.7
Total non-current liabilities	1,493.5	1,556.3
Total liabilities	1,966.8	1,891.8

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	977.5	977.4
Accumulated other comprehensive loss	(27.5)	(27.9)
Retained earnings	38.7	29.3
Total common shareholder's equity	989.1	979.2
Total liabilities and shareholder's equity	$2,955.9	$2,871.0
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$9.4	$9.6
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	22.1	19.4
Amortization of deferred financing costs and debt discounts	0.4	0.4
Deferred income taxes	2.3	1.3
Loss on asset disposal	1.1	—
Allowance for equity funds used during construction	(1.8)	(1.4)
Changes in certain assets and liabilities:
Accounts receivable, net	(7.6)	(4.3)
Inventories	(7.0)	(2.5)
Taxes applicable to subsequent years	29.5	24.0
Current and non-current regulatory assets and liabilities	(0.2)	(11.4)
Prepayments and other current assets	0.6	(3.8)
Other non-current assets	2.3	(1.5)
Accounts payable	4.9	(9.4)
Accrued taxes payable / receivable	(49.0)	(41.2)
Accrued interest	9.2	4.8
Accrued and other current liabilities	7.0	9.2
Accrued pension and other postretirement benefits	(7.0)	(7.1)
Other	0.7	0.4
Net cash provided by / (used in) operating activities	16.9	(13.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(173.1)	(88.8)
Cost of removal payments	(6.0)	(3.2)
Other investing activities, net	(0.7)	0.2
Net cash used in investing activities	(179.8)	(91.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and returns of capital paid to parent	—	(15.0)
Borrowings from revolving credit facilities	185.0	115.0
Repayment of borrowings from revolving credit facilities	(30.0)	(5.0)
Net cash provided by financing activities	155.0	95.0
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	(7.9)	(10.3)
Cash, cash equivalents and restricted cash at beginning of year	15.6	19.8
Cash, cash equivalents, and restricted cash at end of period	$7.7	$9.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$1.9	$3.1
Non-cash investing activities:
Accruals for capital expenditures	$56.2	$36.3
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2
Net income	—	—	—	—	9.4	9.4
Other comprehensive income	—	—	—	0.4	—	0.4
Other	—	—	0.1	—	—	0.1
Balance at March 31, 2024	41,172,173	$0.4	$977.5	$(27.5)	$38.7	$989.1

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance at January 1, 2023	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8
Net income	—	—	—	—	9.6	9.6
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(13.1)	—	(1.9)	(15.0)
Other	—	—	—	—	0.1	0.1
Balance at March 31, 2023	41,172,173	$0.4	$760.5	$(26.7)	$2.4	$736.6

(a)    AES Ohio made distributions of $15.0 million during the three months ended March 31, 2023. Of this amount, $1.9 million were dividends and $13.1 million were return of capital payments for the portion of current year distributions to shareholder in excess of retained earnings at the time of distribution.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2024 and 2023

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 540,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2024	December 31, 2023
Cash and cash equivalents	$7.6	$15.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$7.7	$15.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2024 and December 31, 2023:

$ in millions	March 31, 2024	December 31, 2023
Accounts receivable, net:
Customer receivables	$75.6	$70.0
Unbilled revenue	16.5	19.4
Amounts due from affiliates	3.7	2.4
Other	5.8	2.2
Allowance for credit losses	(0.9)	(0.9)
Total accounts receivable, net	$100.7	$93.1

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	0.8	0.9
Write-offs charged against allowance	(1.0)	(1.1)
Recoveries collected	0.2	0.3
Ending balance	$0.9	$0.6

Inventories
Inventories consist of materials and supplies as of March 31, 2024 and December 31, 2023.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three months ended March 31, 2024 and 2023, AFUDC equity and AFUDC debt were as follows:

	Three months ended
	March 31,
$ in millions	2024	2023
AFUDC equity	$1.8	$1.4
AFUDC debt	$2.1	$1.6

AOCL
The amounts reclassified out of AOCL by component during the three months ended March 31, 2024 and 2023 are as follows:

Details about AOCL components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2024	2023
Amortization of unfunded pension and other postretirement obligations (Note 6):
	Other expense	$0.5	$0.2
	Income tax effect	(0.1)	(0.1)
	Net of income taxes	0.4	0.1

Total reclassifications for the period, net of income taxes		$0.4	$0.1

The changes in the components of AOCL during the three months ended March 31, 2024 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2024	$(27.9)

Amounts reclassified from AOCL to earnings	0.4

Balance as of March 31, 2024	$(27.5)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
$ in millions	2024	2023
Excise taxes collected	$12.3	$12.0

New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (“CODM”) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under Topic 280.	The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in an jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

2. REGULATORY MATTERS

Smart Grid Phase 2 Plan
In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule has been set with a hearing to begin in September 2024. We expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains related to equity investments still held as of March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31,
$ in millions	2024	2023
Net unrealized gains (a)	$0.3	$0.3

(a)    These amounts are included in Other income, net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2024 or 2023.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of March 31, 2024				Fair value as of December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.6	$—	$—	$0.6
Mutual funds	7.4	—	—	7.4	7.2	—	—	7.2
Total assets	$7.6	$—	$—	$7.6	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	March 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,012.6	$—	$902.2	16.8	$919.0	$1,012.5	$—	$909.9	$16.8	$926.7

4. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2024	2023
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.8	16.8
Unamortized deferred financing costs			(6.9)	(7.1)
Unamortized debt discounts			(2.3)	(2.2)
Total long-term debt			1,012.6	1,012.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.4	$1,012.3

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

Revolving credit agreements
As of March 31, 2024 and December 31, 2023, the AES Ohio Credit Agreement had outstanding borrowings of $170.0 million and $15.0 million, respectively.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2024, AES Ohio was in compliance with this financial covenant.

As of March 31, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 19.7% for the three months ended March 31, 2024, compared to 11.9% for the three months ended March 31, 2023. The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss. AES Ohio began amortizing a deferred municipal tax shortage in September 2023, which partially offsets the ongoing amortization of the Tax Cut and Jobs Act (TCJA) benefit.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
$ in millions	2024	2023
Service cost	$0.6	$0.7
Interest cost	3.7	4.0
Expected return on plan assets	(3.7)	(4.4)
Amortization of unrecognized:
Prior service cost	0.2	0.3
Actuarial loss	1.0	0.3
Net periodic benefit cost	$1.8	$0.9

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during each of the three months ended March 31, 2024 and 2023.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation were not material to the financial statements in the periods covered by this report.

7. SHAREHOLDER'S EQUITY

In April 2024, DPL made an equity contribution to AES Ohio of $30.0 million. The proceeds allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2024, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash and CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; species and habitat protections; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $51.7 million, of $1.1 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

AES Ohio's revenue from contracts with customers was $221.9 million and $236.9 million for the three months ended March 31, 2024 and 2023, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
$ in millions	2024	2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$124.3	$143.0
Commercial revenue	39.2	42.9
Industrial revenue	16.7	17.7
Governmental revenue	5.8	6.1
Other (a)	3.0	3.2
Total retail revenue from contracts with customers	189.0	212.9
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	3.8
RTO ancillary revenue	27.8	19.7
Capacity revenue	0.1	0.5
Miscellaneous revenue	2.4	0.9
Total revenue	$224.3	$237.8

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from contracts with customers were $92.1 million and $89.4 million as of March 31, 2024 and December 31, 2023, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension.

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

EXECUTIVE SUMMARY

DPL
For the three months ended March 31, 2024, DPL's income before income tax of $4.2 million was higher by $1.9 million, or 83%, compared to the prior period income before income tax of $2.3 million, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2024 vs. 2023
Increase due to higher transmission revenue driven by an increase in transmission rates	$8.1
Increase in the DIR, with the approval of ESP 4	7.1
Increase in retail margin due to higher demand driven by weather	6.0
Decrease due to higher operation and maintenance expenses	(11.8)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(3.7)
Decrease due to higher depreciation and amortization driven by assets placed in service	(2.8)
Other	(1.0)
Net change in Income before income tax	$1.9

AES Ohio
For the three months ended March 31, 2024, AES Ohio's income before income tax of $11.7 million was higher by $0.8 million, or 7%, compared to the prior period income before income tax of $10.9 million, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2024 vs. 2023
Increase due to higher transmission revenue driven by an increase in transmission rates	$8.1
Increase in the DIR, with the approval of ESP 4	7.1
Net increase in demand primarily due to favorable weather	6.0
Decrease due to higher operation and maintenance expenses	(12.4)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(3.7)
Decrease due to higher depreciation and amortization driven by assets placed in service	(2.7)
Other	(1.6)
Net change in Income before income tax	$0.8

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2024	2023	$ change	% change
REVENUE:
Retail	$189.0	$212.9	$(23.9)	(11.2)%
Wholesale	4.8	3.7	1.1	29.7%
RTO ancillary	27.8	19.7	8.1	41.1%
Capacity revenue	0.1	0.5	(0.4)	(80.0)%
Miscellaneous revenue	4.7	3.3	1.4	42.4%
Total revenue	226.4	240.1	(13.7)	(5.7)%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	70.3	105.8	(35.5)	(33.6)%
RTO charges	19.4	16.4	3.0	18.3%
Net purchased power cost	89.7	122.2	(32.5)	(26.6)%
Operation and maintenance	60.9	54.0	6.9	12.8%
Depreciation and amortization	22.6	19.8	2.8	14.1%
Taxes other than income taxes	29.2	25.5	3.7	14.5%
Loss on asset disposal	1.3	—	1.3	100.0%
Total operating costs and expenses	203.7	221.5	(17.8)	(8.0)%

OPERATING INCOME	22.7	18.6	4.1	22.0%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(20.3)	(18.1)	(2.2)	12.2%
Other income, net	1.8	1.8	—	—%
Total other expense, net	(18.5)	(16.3)	(2.2)	13.5%

INCOME BEFORE INCOME TAX (a)	$4.2	$2.3	$1.9	82.6%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders including the changes to our ESP described in Note 2. Regulatory Matters of our Form 10-K and Note 2. Regulatory Matters of DPL's Condensed Consolidated Financial Statements.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2024	2023	change	% change
Actual
Heating degree-days	2,298	2,223	75	3.4%
Cooling degree-days	—	—	—	—%

30-year average (b)
Heating degree-days	2,782	2,812
Cooling degree-days	2	2

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2024	2023	change	% change
Retail electric sales (b)
Residential	1,424	1,374	50	3.6%
Commercial	867	839	28	3.3%
Industrial	871	855	16	1.9%
Governmental	284	278	6	2.2%
Other	10	12	(2)	(16.7)%
Total retail electric sales	3,456	3,358	98	2.9%
Wholesale electric sales (c)	142	111	31	27.9%
Total electric sales	3,598	3,469	129	3.7%

Billed electric customers (end of period)	540,475	537,108	3,367	0.6%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 571 kWh and 913 kWh for the three months ended March 31, 2024 and 2023, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2024 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(0.6)%
3.6%
1.2%
3.3%
1.9%
1.9%
1.5%
1.6%
0.6%
2.9%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2024 vs. 2023 Weather-normalized YTD
2024 vs. 2023 Actual YTD

During the three months ended March 31, 2024, revenue decreased $13.7 million to $226.4 million compared to $240.1 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2024 vs. 2023
Retail
Rate
Decrease in Competitive Bid Revenue Rate Rider	$(49.2)
Decrease in USF Revenue Rate Rider	(4.9)
Increase in DIR	7.1
Increase in Legacy Generation Resource Rider	5.7
Increase in TCRR Rider	2.6
Increase in Regulatory Compliance Rider	2.6
Increase in Infrastructure Investment Rider	2.2
Other	3.2
Net change in retail rate	(30.7)

Volume
Net increase in demand primarily due to favorable weather	6.9

Other miscellaneous	(0.1)
Total retail change	(23.9)

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	1.1

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission rates	7.7

Other
Miscellaneous revenue	1.4
Net change in revenue	$(13.7)

DPL – Net Purchased Power
During the three months ended March 31, 2024, net purchased power decreased $32.5 million to $89.7 million compared to $122.2 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2024 vs. 2023
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$6.1
Volume
Decrease primarily due to fewer SSO customers	(41.6)
Total purchased power change	(35.5)

RTO charges
Increase primarily due to increase in TCRR rates	3.0
Net change in purchased power	$(32.5)

DPL – Operation and Maintenance
During the three months ended March 31, 2024, Operation and maintenance expense increased $6.9 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2024 vs. 2023
Increase in contracted services, primarily due to overhead distribution line maintenance, including tree trimming	$6.3
Increase in charges from Service Company	4.6
Decrease in USF rider (a)	(4.9)
Other	0.9
Net change in operation and maintenance expense	$6.9

(a)    There is a corresponding offset in Revenue associated with these costs.

DPL – Depreciation and Amortization
During the three months ended March 31, 2024, Depreciation and amortization increased $2.8 million compared to the same period in the prior year, primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the three months ended March 31, 2024, Taxes other than income taxes increased $3.7 million compared to the same period in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense, Net
During the three months ended March 31, 2024, Interest expense, net increased $2.2 million compared to the same period in the prior year. The increase was primarily the result of the issuance of debt at AES Ohio in the second and fourth quarters of 2023, partially offset by higher AFUDC debt.

DPL – Income Tax Expense
Income tax expense was $1.6 million during the three months ended March 31, 2024 compared to expense of $1.1 million during the three months ended March 31, 2023. The increase was primarily due to higher income before income tax during the three months ended March 31, 2024, compared to the same period in the prior year, partially offset by a lower estimated annual effective income tax rate in the current year versus the prior year.

See Note 6. Income Taxes in the DPL's Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS BY SEGMENT - DPL

DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1. Overview and Summary of Significant Accounting Policies of DPL's Condensed Consolidated Financial Statements for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

See PART I, ITEM 1., Note 10. Business Segments of DPL's Condensed Consolidated Financial Statements for more information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) before income tax by business segment:

	Three months ended
	March 31,
$ in millions	2024	2023
Utility	$11.7	$10.9
Other	(7.5)	(8.6)
Income before income tax (a)	$4.2	$2.3

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

RESULTS OF OPERATIONS – AES Ohio

	Three months ended
	March 31,
$ in millions	2024	2023	$ change	% change
REVENUE:
Retail	$189.0	$212.9	$(23.9)	(11.2)%
Wholesale	5.0	3.8	1.2	31.6%
RTO ancillary	27.8	19.7	8.1	41.1%
Capacity revenue	0.1	0.5	(0.4)	(80.0)%
Miscellaneous revenue	2.4	0.9	1.5	166.7%
Total revenue	224.3	237.8	(13.5)	(5.7)%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	70.3	105.8	(35.5)	(33.6)%
RTO charges	19.2	16.2	3.0	18.5%
Net purchased power cost	89.5	122.0	(32.5)	(26.6)%
Operation and maintenance	60.7	53.2	7.5	14.1%
Depreciation and amortization	22.1	19.4	2.7	13.9%
Taxes other than income taxes	29.2	25.5	3.7	14.5%
Loss on asset disposal	1.1	—	1.1	100.0%
Total operating costs and expenses	202.6	220.1	(17.5)	(8.0)%

Operating income	21.7	17.7	4.0	22.6%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(11.2)	(8.3)	(2.9)	34.9%
Other income, net	1.2	1.5	(0.3)	(20.0)%
Total other expense, net	(10.0)	(6.8)	(3.2)	47.1%

INCOME BEFORE INCOME TAX (a)	$11.7	$10.9	$0.8	7.3%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

AES Ohio – Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders including the changes to our ESP described in Note 2. Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of AES Ohio's Condensed Financial Statements.

During the three months ended March 31, 2024, revenue decreased $13.5 million to $224.3 million compared to $237.8 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2024 vs. 2023
Retail
Rate
Decrease in Competitive Bid Revenue Rate Rider	$(49.2)
Decrease due to the USF Revenue Rate Rider	(4.9)
Increase due to DIR	7.1
Increase due to Legacy Generation Resource Rider	5.7
Increase due to the TCRR Rider	2.6
Increase due to Regulatory Compliance Rider	2.6
Increase due to Infrastructure Investment Rider	2.2
Other	3.2
Net change in retail rate	(30.7)

Volume
Net increase in demand primarily due to favorable weather	6.9

Other miscellaneous	(0.1)
Total retail change	(23.9)

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	1.2

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission rates	7.7

Other
Miscellaneous revenue	1.5
Net change in revenue	$(13.5)

AES Ohio – Net Purchased Power
During the three months ended March 31, 2024, net purchased power decreased $32.5 million to $89.5 million compared to $122.0 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2024 vs. 2023
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$6.1
Volume
Decrease primarily due to fewer SSO customers	(41.6)
Total purchased power change	(35.5)

RTO charges
Increase primarily due to increase in TCRR rates	3.0
Net change in purchased power	$(32.5)

AES Ohio – Operation and Maintenance
During the three months ended March 31, 2024, Operation and Maintenance expense increased $7.5 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2024 vs. 2023
Increase in contracted services, primarily due to overhead distribution line maintenance, including tree trimming	$6.3
Increase in charges from Service Company	5.0
Decrease in USF rider (a)	(4.9)
Other	1.1
Net change in operation and maintenance expense	$7.5

(a)    There is a corresponding offset in Revenue associated with these costs.

AES Ohio – Depreciation and Amortization
During the three months ended March 31, 2024, Depreciation and amortization increased $2.7 million compared to the same period in the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the three months ended March 31, 2024, Taxes other than income taxes increased $3.7 million compared to the same period in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense, Net
During the three months ended March 31, 2024, Interest expense, net increased $2.9 million compared to the same period in the prior year. The increase was primarily the result of the issuance of debt at AES Ohio in the second and fourth quarters of 2023, partially offset by higher AFUDC debt.

AES Ohio – Income Tax Expense
Income tax expense was $2.3 million during the three months ended March 31, 2024 compared to expense of $1.3 million during the three months ended March 31, 2023. The increase was primarily due to the amortization of a deferred tax shortage arising from a net municipal apportioned tax rate increase, which began in September 2023.

See Note 5. Income Taxes of AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2024 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

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

Macroeconomic and Political
U.S. Income Tax – The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to tax law.

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

Interest Rates – In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing DPL and AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement. For future debt financings, DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K previously filed with the SEC during 2024 describes other regulatory matters, which have not materially changed since that filing.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule has been set with a hearing to begin in September 2024. We expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

See PART I, ITEM 1., Note 2. Regulatory Matters of DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 2. Regulatory Matters of AES Ohio's Condensed Financial Statements for further information regarding these and other regulatory matters.

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

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $24.2 million and $7.6 million, respectively, as of March 31, 2024. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,852.4 million and $1,021.8 million, respectively.

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

In April 2024, DPL received a $30.0 million capital contribution from AES. DPL then made the same investment in AES Ohio. The proceeds from this contribution will allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Three months ended March 31,
$ in millions	2024	2023
Net cash provided by / (used in) operating activities	$9.5	$(22.1)
Net cash used in investing activities	(181.3)	(92.4)
Net cash provided by financing activities	155.0	105.0
Net decrease in cash, cash equivalents and restricted cash	(16.8)	(9.5)
Balance at beginning of period	41.1	30.6
Cash, cash equivalents, and restricted cash at end of period	$24.3	$21.1

The following cash flow review compares the cash flows of DPL for the three months ended March 31, 2024 to the cash flows for the three months ended March 31, 2023.

DPL – Operating activities

	Three months ended March 31,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income	$2.6	$1.2	$1.4
Depreciation and amortization	22.6	19.8	2.8
Deferred income taxes	5.7	3.7	2.0
Other adjustments to net income	0.4	(0.4)	0.8
Net income, adjusted for non-cash items	31.3	24.3	7.0
Net change in operating assets and liabilities and other	(21.8)	(46.4)	24.6
Net cash provided by operating activities	$9.5	$(22.1)	$31.6

The net change in operating assets and liabilities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of payments	$15.5
Increase from current and non-current regulatory assets and liabilities primarily due an increase in collections from customers	11.2
Other	(2.1)
Net change in operating assets and liabilities and other	$24.6

DPL – Investing activities
Net cash used in investing activities increased $88.9 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(85.2)
Higher cost of removal payments	(2.8)
Other	(0.9)
Net change in investing activities	$(88.9)

DPL – Financing activities
Net cash provided by financing activities increased $50.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the following:

$ in millions	$ Change
Higher net borrowings on revolving credit facilities	$50.0
Net change in financing activities	$50.0

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Three months ended March 31,
$ in millions	2024	2023
Net cash provided by / (used in) operating activities	$16.9	$(13.5)
Net cash used in investing activities	(179.8)	(91.8)
Net cash provided by financing activities	155.0	95.0
Net increase in cash, cash equivalents and restricted cash	(7.9)	(10.3)
Balance at beginning of period	15.6	19.8
Cash, cash equivalents, and restricted cash at end of period	$7.7	$9.5

The following cash flow review compares the cash flows of AES Ohio for the three months ended March 31, 2024 to the cash flows for the three months ended March 31, 2023.

AES Ohio – Operating activities

	Three months ended March 31,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income	$9.4	$9.6	$(0.2)
Depreciation and amortization	22.1	19.4	2.7
Deferred income taxes	2.3	1.3	1.0
Other adjustments to net income	(0.3)	(1.0)	0.7
Net income, adjusted for non-cash items	33.5	29.3	4.2
Net change in operating assets and liabilities and other	(16.6)	(42.8)	26.2
Net cash provided by / (used in) operating activities	$16.9	$(13.5)	$30.4

The net change in operating assets and liabilities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of payments	$14.3
Increase from current and non-current regulatory assets and liabilities primarily due an increase in collections from customers	11.2
Other	0.7
Net change in operating assets and liabilities and other	$26.2

AES Ohio – Investing activities
Net cash used in investing activities increased $88.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(84.3)
Higher cost of removal payments	(2.8)
Other	(0.9)
Net change in investing activities	$(88.0)

AES Ohio – Financing activities
Net cash provided by financing activities increased $60.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the following:

$ in millions	$ Change
Higher net borrowings on revolving credit facilities	$45.0
Distributions to DPL in prior year	15.0
Net change in financing activities	$60.0

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

At March 31, 2024, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2024
AES Ohio Credit Agreement	Revolving	December 2027	$250.0	$80.0

For the AES Ohio Credit Agreement, as of March 31, 2024, there were $170.0 million in borrowings under the facility, with the remaining $80.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 is currently estimated to cost up to $1.2 billion, and includes estimates as follows:

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

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See more information in Note 2. Regulatory Matters of DPL's Condensed Consolidated Financial Statements and AES Ohio's Condensed Financial Statements.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. Anticipated costs related to these standards are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 6. Debt of our Form 10-K.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see PART I, ITEM 1., Note 9. Commitments and Contingencies of DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 8. Commitments and Contingencies of AES Ohio's Condensed Financial Statements.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2023 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2023, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 9. Commitments and Contingencies of DPL's Condensed Consolidated Financial Statements and PART I, ITEM 1., Note 2. Regulatory Matters and Note 8. Commitments and Contingencies of AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. – Risk Factors of our Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

DPL Inc.
(Registrant)

Date:	May 2, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 2, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 2, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 2, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)