Form 10-Q
period 2024-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2024-08-01
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

As of August 1, 2024, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2024

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2024
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
CRES	Competitive Retail Electric Service
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.
DPL	DPL Inc. and its consolidated subsidiaries
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed on February 26, 2024
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2024

Term	Definition
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	In February 2024, AES Ohio applied for PUCO approval of the second phase of its grid modernization plan, covering ten years of investment following Smart Grid Phase 1.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2024
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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2024
based. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

COMPANY WEBSITE

DP&L’s public internet site is www.aes-ohio.com. The information on this website is not incorporated by reference into this report.

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2024
PART I: FINANCIAL INFORMATION

This report includes the combined filing of DPL and DP&L. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
REVENUE	$209.2	$202.0	$435.6	$442.1

OPERATING COSTS AND EXPENSES:
Net purchased power cost	69.5	87.5	159.2	209.7
Operation and maintenance	61.1	60.1	122.0	114.1
Depreciation and amortization	21.1	20.5	43.7	40.3
Taxes other than income taxes	27.1	26.7	56.3	52.2
Loss on asset disposal	—	—	1.3	—
Total operating costs and expenses	178.8	194.8	382.5	416.3

OPERATING INCOME	30.4	7.2	53.1	25.8

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(20.8)	(19.3)	(41.1)	(37.4)
Other income, net	1.9	1.5	3.7	3.3
Total other expense, net	(18.9)	(17.8)	(37.4)	(34.1)

INCOME / (LOSS) BEFORE INCOME TAX	11.5	(10.6)	15.7	(8.3)

Income tax expense / (benefit)	1.3	(5.4)	2.9	(4.3)

NET INCOME / (LOSS)	$10.2	$(5.2)	$12.8	$(4.0)
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
NET INCOME / (LOSS)	$10.2	$(5.2)	$12.8	$(4.0)
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.1, $0.0 and $0.1 for each respective period	(0.3)	(0.2)	(0.5)	(0.4)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.0, $0.0 and $0.0 for each respective period	0.1	0.1	0.1	0.1
Other comprehensive loss	(0.2)	(0.1)	(0.4)	(0.3)

NET COMPREHENSIVE INCOME / (LOSS)	$10.0	$(5.3)	$12.4	$(4.3)
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.4	$41.0
Accounts receivable, net of allowance for credit losses of $1.0 and $0.9, respectively (Note 1)	94.4	92.5
Inventories	57.6	44.5
Taxes applicable to subsequent years	53.0	113.0
Regulatory assets, current	76.5	56.6
Taxes receivable	18.0	8.9
Prepayments and other current assets	9.4	6.6
Total current assets	357.3	363.1
NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	2,647.8	2,521.9
Less: Accumulated depreciation and amortization	(563.9)	(535.1)
	2,083.9	1,986.8
Construction work in process	355.6	234.2
Total net property, plant & equipment	2,439.5	2,221.0
Other non-current assets:
Regulatory assets, non-current	144.1	155.7
Intangible assets, net of amortization	140.9	114.0
Other non-current assets	51.9	52.4
Total other non-current assets	336.9	322.1

Total assets	$3,133.7	$2,906.2

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$135.2	$15.2
Accounts payable	167.8	163.9
Accrued taxes	106.9	101.6
Accrued interest	22.9	16.9
Customer deposits	13.5	12.7
Regulatory liabilities, current	17.2	18.0
Accrued and other current liabilities	28.9	22.6
Total current liabilities	492.4	350.9
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,838.6	1,837.4
Deferred income taxes	240.2	227.3
Taxes payable	53.4	113.4
Regulatory liabilities, non-current	177.7	182.1
Accrued pension and other postretirement obligations	31.1	37.7
Other non-current liabilities	9.0	8.5
Total non-current liabilities	2,350.0	2,406.4
Total liabilities	2,842.4	2,757.3

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,970.4	2,840.4
Accumulated other comprehensive loss	(5.0)	(4.6)
Accumulated deficit	(2,674.1)	(2,686.9)
Total common shareholder's equity	291.3	148.9

Total liabilities and shareholder's equity	$3,133.7	$2,906.2
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME / (LOSS)	$12.8	$(4.0)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	43.7	40.3
Amortization of deferred financing costs and debt discounts	1.7	1.9
Deferred income taxes	12.0	7.5
Loss on asset disposal	1.3	—
Allowance for equity funds used during construction	(4.0)	(2.5)
Changes in certain assets and liabilities:
Accounts receivable, net	(1.9)	11.3
Inventories	(13.1)	(9.3)
Taxes applicable to subsequent years	60.0	45.5
Current and non-current regulatory assets and liabilities	(9.5)	(26.4)
Prepayments and other current assets	(2.8)	(9.7)
Other non-current assets	8.7	7.1
Accounts payable	10.9	(9.5)
Accrued taxes payable / receivable	(63.7)	(39.0)
Accrued interest	6.0	1.2
Accrued and other current liabilities	7.0	(1.4)
Accrued pension and other postretirement obligations	(6.6)	(7.2)
Other	(0.1)	(0.2)
Net cash provided by operating activities	62.4	5.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(289.1)	(175.8)
Cost of removal payments	(15.3)	(12.2)
Other investing activities, net	(0.6)	0.3
Net cash used in investing activities	(305.0)	(187.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred financing costs	—	(0.3)
Issuance of long-term debt	—	100.0
Borrowings from revolving credit facilities	230.0	130.0
Repayment of borrowings from revolving credit facilities	(110.0)	(145.0)
Equity contributions from parent	130.0	112.0
Net cash provided by financing activities	250.0	196.7
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	7.4	14.6
Cash, cash equivalents and restricted cash at beginning of period	41.1	30.6
Cash, cash equivalents and restricted cash at end of period	$48.5	$45.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$34.7	$34.8
Non-cash investing activities:
Accruals for capital expenditures	$94.6	$36.3
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Equity / (Deficit)
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2024	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9
Net income	—	—	—	—	2.6	2.6
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2024	1	—	2,840.4	(4.8)	(2,684.3)	151.3
Net income	—	—	—	—	10.2	10.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Equity contributions from parent	—	—	130.0	—	—	130.0
Balance at June 30, 2024	1	$—	$2,970.4	$(5.0)	$(2,674.1)	$291.3

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2023	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)
Net income	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2023	1	—	2,601.3	(2.6)	(2,721.4)	(122.7)
Net loss	—	—	—	—	(5.2)	(5.2)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Equity contributions from parent	—	—	112.0	—	—	112.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2023	1	$—	$2,713.4	$(2.7)	$(2,726.6)	$(15.9)

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2024 and 2023

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 541,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2024	December 31, 2023
Cash and cash equivalents	$48.4	$41.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$48.5	$41.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2024 and December 31, 2023:

$ in millions	June 30, 2024	December 31, 2023
Accounts receivable, net:
Customer receivables	$67.2	$71.0
Unbilled revenue	20.2	19.4
Amounts due from affiliates	2.0	0.8
Other	6.0	2.2
Allowance for credit losses	(1.0)	(0.9)
Total accounts receivable, net	$94.4	$92.5

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	2.3	2.3
Write-offs charged against allowance	(2.7)	(2.6)
Recoveries collected	0.5	0.5
Ending balance	$1.0	$0.7

Inventories
Inventories consist of materials and supplies as of June 30, 2024 and December 31, 2023.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2024 and 2023, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
AFUDC equity	$2.2	$1.1	$4.0	$2.5
AFUDC debt	$2.4	$1.4	$4.5	$3.0

AOCL
The changes in the components of AOCL during the six months ended June 30, 2024 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2024	$11.2	$(15.8)	$(4.6)

Amounts reclassified from AOCL to earnings	(0.5)	0.1	(0.4)

Balance as of June 30, 2024	$10.7	$(15.7)	$(5.0)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Excise taxes collected	$11.7	$10.6	$24.0	$22.6

New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (“CODM”) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under Topic 280.	The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a breakdown of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains related to equity investments still held as of June 30, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Net unrealized gains (a)	$—	$0.1	$0.3	$0.4

(a)    These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2024 or 2023.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of June 30, 2024				Fair value as of December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.6	$—	$—	$0.6
Mutual funds	7.5	—	—	7.5	7.2	—	—	7.2
Total assets	$7.8	$—	$—	$7.8	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	June 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,838.8	$—	$1,686.0	$16.7	$1,702.7	$1,837.6	$—	$1,706.2	$16.8	$1,723.0

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

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$11.0	$11.8	$11.2	$12.0
Net gains reclassified to earnings
Interest expense	(0.3)	(0.2)	(0.5)	(0.4)
Ending accumulated derivative gains in AOCL	$10.7	$11.6	$10.7	$11.6

Portion expected to be reclassified to earnings in the next twelve months			$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2024	2023
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.7	16.8
Unamortized deferred financing costs			(6.8)	(7.1)
Unamortized debt discounts			(2.2)	(2.2)
Total long-term debt at AES Ohio			1,012.7	1,012.5

DPL Inc. debt
Senior unsecured bonds	4.125%	2025	415.0	415.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(3.9)	(4.9)
Unamortized debt discounts			(0.6)	(0.6)
Total DPL consolidated long-term debt			1,838.8	1,837.6
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,838.6	$1,837.4

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
(c)Note payable to related party.

Revolving credit agreements
As of June 30, 2024 and December 31, 2023, the AES Ohio Credit Agreement had outstanding borrowings of $135.0 million and $15.0 million, respectively.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2024, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL. As of June 30, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s interim provision for income taxes is typically based on the estimated annual effective tax rate, plus discrete items. As of June 30, 2024, DPL has concluded that the estimated annual effective tax rate does not present a reasonable accounting of DPL's tax position based on year-to-date results in income before income tax. As such,

DPL has determined that the actual effective tax rate for the year to date is the best estimate of the annual effective tax rate. DPL will continue to evaluate the reliability of the estimated annual effective tax rate in future periods and will record income tax expense based on the estimated annual effective tax rate in periods where it can be relied on.

The effective combined state and federal income tax rates were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective tax rate	11.3%	50.9%	18.5%	51.8%

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	3.7	4.0	7.4	8.0
Expected return on plan assets	(3.7)	(4.4)	(7.4)	(8.8)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.5	0.5
Actuarial loss	0.6	0.1	1.1	0.3
Net periodic benefit cost	$1.4	$0.7	$2.8	$1.4

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during each of the six month periods ended June 30, 2024 and 2023.

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

8. SHAREHOLDER'S EQUITY

During the six months ended June 30, 2024, DPL received $130.0 million in equity contributions from AES. DPL then made the same investments in AES Ohio. DPL also received an additional equity contribution of $70.0 million from AES in July 2024. DPL then made the same investment in AES Ohio.

During the six months ended June 30, 2023, DPL received $125.0 million in cash contributions from AES. DPL then made the same investment in AES Ohio. The proceeds from the cash contributions at DPL represented equity contributions of $112.0 million and payments of $13.0 million against the tax receivable.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2024, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $51.6 million, of $1.1 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2024
Revenue from external customers	$206.7	$2.5	$—	$209.2
Intersegment revenue	0.2	1.3	(1.5)	—
Total revenue	$206.9	$3.8	$(1.5)	$209.2

Depreciation and amortization	$20.7	$0.4	$—	$21.1
Interest expense, net	$11.7	$9.1	$—	$20.8
Income / (loss) before income tax	$18.9	$(7.4)	$—	$11.5

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2023
Revenue from external customers	$199.5	$2.5	$—	$202.0
Intersegment revenue	0.2	0.8	(1.0)	—
Total revenue	$199.7	$3.3	$(1.0)	$202.0

Depreciation and amortization	$20.2	$0.3	$—	$20.5
Interest expense, net	$9.7	$9.6	$—	$19.3
Loss before income tax	$(1.9)	$(8.7)	$—	$(10.6)

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2024
Revenue from external customers	$430.8	$4.8	$—	$435.6
Intersegment revenue	0.4	2.5	(2.9)	—
Total revenue	$431.2	$7.3	$(2.9)	$435.6

Depreciation and amortization	$42.8	$0.9	$—	$43.7
Interest expense, net	$22.9	$18.2	$—	$41.1
Income / (loss) before income tax	$30.6	$(14.9)	$—	$15.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2023
Revenue from external customers	$437.2	$4.9	$—	$442.1
Intersegment revenue	0.3	1.7	(2.0)	—
Total revenue	$437.5	$6.6	$(2.0)	$442.1

Depreciation and amortization	$39.6	$0.7	$—	$40.3
Interest expense, net	$18.0	$19.4	$—	$37.4
Income / (loss) before income tax	$9.0	$(17.3)	$—	$(8.3)

Total Assets ($ in millions)	June 30, 2024	December 31, 2023
Utility	$3,084.3	$2,871.0
All Other (a)	49.4	35.2
DPL Consolidated	$3,133.7	$2,906.2

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

DPL's revenue from contracts with customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Revenue from contracts with customers	$206.4	$203.7	$430.4	$442.9

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2024 and 2023:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$101.9	$—	$—	$101.9
Commercial revenue	39.4	—	—	39.4
Industrial revenue	16.0	—	—	16.0
Governmental revenue	6.3	—	—	6.3
Other (a)	3.3	—	—	3.3
Total retail revenue from contracts with customers	166.9	—	—	166.9
Wholesale revenue
Wholesale revenue from contracts with customers	2.8	—	(0.3)	2.5
RTO ancillary revenue	34.2	—	—	34.2
Capacity revenue	0.3	—	—	0.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	2.7	1.3	(1.2)	2.8
Total revenue	$206.9	$3.8	$(1.5)	$209.2

	Three Months Ended June 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$107.0	$—	$—	$107.0
Commercial revenue	39.2	—	—	39.2
Industrial revenue	16.2	—	—	16.2
Governmental revenue	5.8	—	—	5.8
Other (a)	3.3	—	—	3.3
Total retail revenue from contracts with customers	171.5	—	—	171.5
Wholesale revenue
Wholesale revenue from contracts with customers	3.3	—	(0.2)	3.1
RTO ancillary revenue	24.6	—	—	24.6
Capacity revenue	2.0	—	—	2.0
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	(1.7)	0.8	(0.8)	(1.7)
Total revenue	$199.7	$3.3	$(1.0)	$202.0

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Six months ended June 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$226.2	$—	$—	$226.2
Commercial revenue	78.6	—	—	78.6
Industrial revenue	32.7	—	—	32.7
Governmental revenue	12.1	—	—	12.1
Other (a)	6.3	—	—	6.3
Total retail revenue from contracts with customers	355.9	—	—	355.9
Wholesale revenue
Wholesale revenue from contracts with customers	7.8	—	(0.5)	7.3
RTO ancillary revenue	62.0	—	—	62.0
Capacity revenue	0.4	—	—	0.4
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.8	—	4.8
Other miscellaneous revenue	5.1	2.5	(2.4)	5.2
Total revenue	$431.2	$7.3	$(2.9)	$435.6

	Six months ended June 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$250.0	$—	$—	$250.0
Commercial revenue	82.1	—	—	82.1
Industrial revenue	33.9	—	—	33.9
Governmental revenue	11.9	—	—	11.9
Other (a)	6.5	—	—	6.5
Total retail revenue from contracts with customers	384.4	—	—	384.4
Wholesale revenue
Wholesale revenue from contracts with customers	7.1	—	(0.3)	6.8
RTO ancillary revenue	44.3	—	—	44.3
Capacity revenue	2.5	—	—	2.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.9	—	4.9
Other miscellaneous revenue	(0.8)	1.7	(1.7)	(0.8)
Total revenue	$437.5	$6.6	$(2.0)	$442.1

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	June 30, 2024	December 31, 2023
Receivables from contracts with customers	$87.4	$90.4

Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
REVENUE	$206.9	$199.7	$431.2	$437.5

OPERATING COSTS AND EXPENSES:
Net purchased power cost	69.2	87.2	158.7	209.2
Operation and maintenance	60.8	59.2	121.5	112.4
Depreciation and amortization	20.7	20.2	42.8	39.6
Taxes other than income taxes	26.9	26.6	56.1	52.1
Loss on asset disposal	—	—	1.1	—
Total operating costs and expenses	177.6	193.2	380.2	413.3

OPERATING INCOME	29.3	6.5	51.0	24.2

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(11.7)	(9.7)	(22.9)	(18.0)
Other income, net	1.3	1.3	2.5	2.8
Total other expense, net	(10.4)	(8.4)	(20.4)	(15.2)

INCOME / (LOSS) BEFORE INCOME TAX	18.9	(1.9)	30.6	9.0

Income tax expense / (benefit)	3.8	(1.5)	6.1	(0.2)

NET INCOME / (LOSS)	$15.1	$(0.4)	$24.5	$9.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
NET INCOME / (LOSS)	$15.1	$(0.4)	$24.5	$9.2
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1), $0.0, $(0.2) and $(0.1) for each respective period	0.4	0.1	0.8	0.2
Other comprehensive income	0.4	0.1	0.8	0.2

NET COMPREHENSIVE INCOME / (LOSS)	$15.5	$(0.3)	$25.3	$9.4
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22.2	$15.5
Accounts receivable, net of allowance for credit losses of $1.0 and $0.9, respectively (Note 1)	93.7	93.1
Inventories	56.6	44.5
Taxes applicable to subsequent years	53.0	112.9
Regulatory assets, current	76.5	56.6
Taxes receivable	24.4	24.4
Prepayments and other current assets	9.4	8.1
Total current assets	335.8	355.1

NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	3,177.7	3,063.2
Less: Accumulated depreciation and amortization	(1,118.2)	(1,098.1)
	2,059.5	1,965.1
Construction work in process	354.5	230.8
Total net property, plant & equipment	2,414.0	2,195.9

Other non-current assets:
Regulatory assets, non-current	144.1	155.7
Intangible assets, net of amortization	138.8	111.4
Other non-current assets	51.6	52.9
Total other non-current assets	334.5	320.0
Total assets	$3,084.3	$2,871.0

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$135.2	$15.2
Accounts payable	167.9	163.8
Accrued taxes	107.4	101.4
Accrued interest	10.2	4.2
Customer deposits	13.5	12.7
Regulatory liabilities, current	17.2	18.0
Accrued and other current liabilities	25.9	20.2
Total current liabilities	477.3	335.5

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,012.5	1,012.3
Deferred income taxes	213.5	206.1
Taxes payable	53.4	113.4
Regulatory liabilities, non-current	177.7	182.1
Accrued pension and other postretirement obligations	31.1	37.7
Other non-current liabilities	5.2	4.7
Total non-current liabilities	1,493.4	1,556.3
Total liabilities	1,970.7	1,891.8

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,107.5	977.4
Accumulated other comprehensive loss	(27.1)	(27.9)
Retained earnings	32.8	29.3
Total common shareholder's equity	1,113.6	979.2
Total liabilities and shareholder's equity	$3,084.3	$2,871.0
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$24.5	$9.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.8	39.6
Amortization of deferred financing costs and debt discounts	0.7	0.9
Deferred income taxes	6.1	(0.2)
Loss on asset disposal	1.1	—
Allowance for equity funds used during construction	(4.0)	(2.5)
Changes in certain assets and liabilities:
Accounts receivable, net	(0.6)	12.2
Inventories	(12.1)	(9.3)
Taxes applicable to subsequent years	59.9	45.5
Current and non-current regulatory assets and liabilities	(9.5)	(26.4)
Prepayments and other current assets	(1.4)	(12.3)
Other non-current assets	9.7	6.3
Accounts payable	11.1	(6.8)
Accrued taxes payable / receivable	(53.9)	(38.3)
Accrued interest	6.0	1.3
Accrued and other current liabilities	6.5	(1.7)
Accrued pension and other postretirement benefits	(6.6)	(7.2)
Other	1.4	0.5
Net cash provided by operating activities	81.7	10.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(288.1)	(174.8)
Cost of removal payments	(15.3)	(12.2)
Other investing activities, net	(0.6)	0.2
Net cash used in investing activities	(304.0)	(186.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and returns of capital paid to parent	(21.0)	(55.0)
Payments of deferred financing costs	—	(0.3)
Issuance of long-term debt	—	100.0
Borrowings from revolving credit facilities	230.0	130.0
Repayment of borrowings from revolving credit facilities	(110.0)	(110.0)
Equity contributions from parent	130.0	125.0
Net cash provided by financing activities	229.0	189.7
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	6.7	13.7
Cash, cash equivalents and restricted cash at beginning of period	15.6	19.8
Cash, cash equivalents, and restricted cash at end of period	$22.3	$33.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.8	$16.0
Non-cash investing activities:
Accruals for capital expenditures	$94.5	$36.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2
Net income	—	—	—	—	9.4	9.4
Other comprehensive income	—	—	—	0.4	—	0.4
Other	—	—	0.1	—	—	0.1
Balance at March 31, 2024	41,172,173	0.4	977.5	(27.5)	38.7	989.1
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.4	—	0.4
Distributions to parent	—	—	—	—	(21.0)	(21.0)
Equity contribution from parent	—	—	130.0	—	—	130.0
Balance at June 30, 2024	41,172,173	$0.4	$1,107.5	$(27.1)	$32.8	$1,113.6

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance at January 1, 2023	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8
Net income	—	—	—	—	9.6	9.6
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(13.1)	—	(1.9)	(15.0)
Other	—	—	—	—	0.1	0.1
Balance at March 31, 2023	41,172,173	0.4	760.5	(26.7)	2.4	736.6
Net loss	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(37.8)	—	(2.2)	(40.0)
Equity contributions from parent	—	—	125.0	—	—	125.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2023	41,172,173	$0.4	$847.8	$(26.6)	$(0.2)	$821.4

(a)    AES Ohio made return of capital payments of $50.9 million during the six months ended June 30, 2023 for the portion of current year distributions to shareholder in excess of retained earnings at the time of distribution.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and six months ended June 30, 2024 and 2023

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 541,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2024	December 31, 2023
Cash and cash equivalents	$22.2	$15.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$22.3	$15.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2024 and December 31, 2023:

$ in millions	June 30, 2024	December 31, 2023
Accounts receivable, net:
Customer receivables	$65.8	$70.0
Unbilled revenue	20.2	19.4
Amounts due from affiliates	2.6	2.4
Other	6.1	2.2
Allowance for credit losses	(1.0)	(0.9)
Total accounts receivable, net	$93.7	$93.1

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	2.3	2.3
Write-offs charged against allowance	(2.7)	(2.6)
Recoveries collected	0.5	0.5
Ending balance	$1.0	$0.7

Inventories
Inventories consist of materials and supplies as of June 30, 2024 and December 31, 2023.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2024 and 2023, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
AFUDC equity	$2.2	$1.1	$4.0	$2.5
AFUDC debt	$2.4	$1.4	$4.5	$3.0

AOCL
The changes in the components of AOCL during the six months ended June 30, 2024 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2024	$(27.9)

Amounts reclassified from AOCL to earnings	0.8

Balance as of June 30, 2024	$(27.1)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Excise taxes collected	$11.7	$10.6	$24.0	$22.6

New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (“CODM”) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under Topic 280.	The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a breakdown of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains related to equity investments still held as of June 30, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Net unrealized gains (a)	$—	$0.1	$0.3	$0.4

(a)    These amounts are included in Other income, net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2024 or 2023.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of June 30, 2024				Fair value as of December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.6	$—	$—	$0.6
Mutual funds	7.5	—	—	7.5	7.2	—	—	7.2
Total assets	$7.8	$—	$—	$7.8	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	June 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,012.7	$—	$891.6	16.7	$908.3	$1,012.5	$—	$909.9	$16.8	$926.7

4. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2024	2023
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.7	16.8
Unamortized deferred financing costs			(6.8)	(7.1)
Unamortized debt discounts			(2.2)	(2.2)
Total long-term debt			1,012.7	1,012.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.5	$1,012.3

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

Revolving credit agreements
As of June 30, 2024 and December 31, 2023, the AES Ohio Credit Agreement had outstanding borrowings of $135.0 million and $15.0 million, respectively.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2024, AES Ohio was in compliance with this financial covenant.

As of June 30, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective combined state and federal income tax rates	20.1%	78.9%	19.9%	(2.2)%

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	3.7	4.0	7.4	8.0
Expected return on plan assets	(3.7)	(4.4)	(7.4)	(8.8)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.4	0.6
Actuarial loss	1.0	0.3	2.0	0.6
Net periodic benefit cost	$1.8	$0.9	$3.6	$1.8

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during each of the six month periods ended June 30, 2024 and 2023.

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

7. SHAREHOLDER'S EQUITY

During the six months ended June 30, 2024, DPL made equity contributions to AES Ohio of $130.0 million. AES Ohio also received an additional equity contribution of $70.0 million from DPL in July 2024.
During the six months ended June 30, 2023, DPL made equity contributions of $125.0 million to AES Ohio.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2024, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $51.6 million, of $1.1 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

AES Ohio's revenue from contracts with customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Revenue from contracts with customers	$204.2	$201.4	$426.1	$438.3

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$101.9	$107.0	$226.2	$250.0
Commercial revenue	39.4	39.2	78.6	82.1
Industrial revenue	16.0	16.2	32.7	33.9
Governmental revenue	6.3	5.8	12.1	11.9
Other (a)	3.3	3.3	6.3	6.5
Total retail revenue from contracts with customers	166.9	171.5	355.9	384.4
Wholesale revenue
Wholesale revenue from contracts with customers	2.8	3.3	7.8	7.1
RTO ancillary revenue	34.2	24.6	62.0	44.3
Capacity revenue	0.3	2.0	0.4	2.5
Miscellaneous revenue	2.7	(1.7)	5.1	(0.8)
Total revenue	$206.9	$199.7	$431.2	$437.5

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from customers were as follows:

$ in millions	June 30, 2024	December 31, 2023
Receivables from contracts with customers	$86.0	$89.4

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

EXECUTIVE SUMMARY

DPL
For the three months ended June 30, 2024, DPL's income before income tax of $11.5 million was higher by $22.1 million, or 208%, compared to the prior period loss before income tax of $10.6 million, and, for the six months ended June 30, 2024, DPL's income before income tax of $15.7 million was higher by $24.0 million, or 289%, compared to the prior period loss before income tax of $8.3 million, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase due to higher transmission revenue driven by an increase in transmission investments	$9.6	$17.7
Increase in the DIR, with the approval of ESP 4	7.6	14.7
Increase in retail margin due to higher volumes driven by weather and higher retail demand	7.6	10.7
Increase in Infrastructure Investment Rider	3.2	5.4
Decrease due to higher operation and maintenance expenses, including vegetation management spend recoverable through customer rates	(3.8)	(13.8)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(0.4)	(4.1)
Decrease due to higher interest expense primarily from increased borrowings	(1.5)	(3.7)
Decrease due to higher depreciation and amortization driven by assets placed in service	(0.6)	(3.4)
Other	0.4	0.5
Net change in Income / (loss) before income tax	$22.1	$24.0

AES Ohio
For the three months ended June 30, 2024, AES Ohio's income before income tax of $18.9 million was higher by $20.8 million, or 1095%, compared to the prior period loss before income tax of $1.9 million, and, for the six months ended June 30, 2024, AES Ohio's income before income tax of $30.6 million was higher by $21.6 million, or 240%, compared to the prior period income before income tax of $9.0 million, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase due to higher transmission revenue driven by an increase in transmission investments	$9.6	$17.7
Increase in the DIR, with the approval of ESP 4	7.6	14.7
Increase in retail margin due to higher volumes driven by weather and higher retail demand	7.6	10.7
Increase due to Infrastructure Investment Rider	3.2	5.4
Decrease due to higher operation and maintenance expenses, including vegetation management spend recoverable through customer rates	(4.4)	(15.0)
Decrease due to higher interest expense primarily from increased borrowings	(2.0)	(4.9)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(0.3)	(4.0)
Decrease due to higher depreciation and amortization driven by assets placed in service	(0.5)	(3.2)
Other	—	0.2
Net change in income / (loss) before income tax	$20.8	$21.6

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2024	2023	$ change	% change	2024	2023	$ change	% change
REVENUE:
Retail	$166.9	$171.5	$(4.6)	(2.7)%	$355.9	$384.4	$(28.5)	(7.4)%
Wholesale	2.5	3.1	(0.6)	(19.4)%	7.3	6.8	0.5	7.4%
RTO ancillary	34.2	24.6	9.6	39.0%	62.0	44.3	17.7	40.0%
Capacity revenue	0.3	2.0	(1.7)	(85.0)%	0.4	2.5	(2.1)	(84.0)%
Miscellaneous revenue	5.3	0.8	4.5	562.5%	10.0	4.1	5.9	143.9%
Total revenue	209.2	202.0	7.2	3.6%	435.6	442.1	(6.5)	(1.5)%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	49.0	72.1	(23.1)	(32.0)%	119.3	177.9	(58.6)	(32.9)%
RTO charges	20.5	15.4	5.1	33.1%	39.9	31.8	8.1	25.5%
Net purchased power cost	69.5	87.5	(18.0)	(20.6)%	159.2	209.7	(50.5)	(24.1)%
Operation and maintenance	61.1	60.1	1.0	1.7%	122.0	114.1	7.9	6.9%
Depreciation and amortization	21.1	20.5	0.6	2.9%	43.7	40.3	3.4	8.4%
Taxes other than income taxes	27.1	26.7	0.4	1.5%	56.3	52.2	4.1	7.9%
Loss on asset disposal	—	—	—	—%	1.3	—	1.3	100.0%
Total operating costs and expenses	178.8	194.8	(16.0)	(8.2)%	382.5	416.3	(33.8)	(8.1)%

OPERATING INCOME	30.4	7.2	23.2	322.2%	53.1	25.8	27.3	105.8%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(20.8)	(19.3)	(1.5)	7.8%	(41.1)	(37.4)	(3.7)	9.9%
Other income, net	1.9	1.5	0.4	26.7%	3.7	3.3	0.4	12.1%
Total other expense, net	(18.9)	(17.8)	(1.1)	6.2%	(37.4)	(34.1)	(3.3)	9.7%

INCOME / (LOSS) BEFORE INCOME TAX (a)	$11.5	$(10.6)	$22.1	(208.5)%	$15.7	$(8.3)	$24.0	(289.2)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2024	2023	change	% change	2024	2023	change	% change
Actual
Heating degree-days	311	492	(181)	(36.8)%	2,609	2,715	(106)	(3.9)%
Cooling degree-days	443	225	218	96.9%	443	225	218	96.9%

30-year average (b)
Heating degree-days	539	549			3,321	3,362
Cooling degree-days	310	307			312	309

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2024	2023	change	% change	2024	2023	change	% change
Retail electric sales (b)
Residential	1,196	1,060	136	12.8%	2,620	2,434	186	7.6%
Commercial	912	852	60	7.0%	1,779	1,691	88	5.2%
Industrial	920	894	26	2.9%	1,791	1,749	42	2.4%
Governmental	302	280	22	7.9%	586	558	28	5.0%
Other	10	9	1	11.1%	20	21	(1)	(4.8)%
Total retail electric sales	3,340	3,095	245	7.9%	6,796	6,453	343	5.3%
Wholesale electric sales (c)	83	107	(24)	(22.4)%	225	218	7	3.2%
Total electric sales	3,423	3,202	221	6.9%	7,021	6,671	350	5.2%

Billed electric customers (end of period)					540,768	537,416	3,352	0.6%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 423 kWh and 639 kWh and 994 kWh and 998 kWh for the three and six months ended June 30, 2024 and 2023, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three and six months ended June 30, 2024 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1.0%
12.8%
3.8%
7.0%
2.9%
2.9%
7.6%
8.0%
2.9%
7.9%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2024 vs. 2023 Weather-normalized QTD
2024 vs. 2023 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
0.1%
7.6%
2.5%
5.2%
2.4%
2.4%
4.6%
4.7%
1.7%
5.3%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2024 vs. 2023 Weather-normalized YTD
2024 vs. 2023 Actual YTD

During the three months ended June 30, 2024, revenue increased $7.2 million to $209.2 million compared to $202.0 million in the same period of the prior year, and, during the six months ended June 30, 2024, revenue decreased $6.5 million to $435.6 million compared to $442.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Retail
Rate
Increase in DIR	$7.6	$14.7
Increase in Legacy Generation Resource Rider	5.5	11.2
Increase in TCRR Rider	4.7	7.3
Increase in Infrastructure Investment Rider	3.2	5.4
Increase in Regulatory Compliance Rider	2.4	5.0
Increase in TCJA	0.5	1.0
Decrease in Competitive Bid Revenue Rider Rate	(8.2)	(14.7)
Decrease in USF Revenue Rate Rider	(4.6)	(9.5)
Other	1.1	3.9
Net change in retail rate	12.2	24.3

Volume
Net increase in demand primarily due to favorable weather	7.6	10.7
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(24.4)	(63.3)
Net change in retail volume	(16.8)	(52.6)

Other miscellaneous	—	(0.2)
Net retail change	(4.6)	(28.5)

Wholesale
Increase / (decrease) primarily due to higher / lower rates and volumes on power sales at OVEC	(0.6)	0.5

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	7.9	15.6

Other
Miscellaneous revenue	4.5	5.9
Net change in revenue	$7.2	$(6.5)

DPL – Net Purchased Power
During the three months ended June 30, 2024, net purchased power decreased $18.0 million to $69.5 million compared to $87.5 million in the same period of the prior year, and, during the six months ended June 30, 2024, net purchased power decreased $50.5 million to $159.2 million compared to $209.7 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$10.7	$16.8
Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(33.8)	(75.4)
Total purchased power change	(23.1)	(58.6)

RTO charges
Increase primarily due to increase in TCRR rates	5.1	8.1
Net change in purchased power	$(18.0)	$(50.5)

DPL – Operation and Maintenance
During the three and six months ended June 30, 2024, Operation and maintenance expense increased $1.0 million and $7.9 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase in contracted services, including vegetation management	$1.8	$7.1
Increase in charges from Service Company	1.3	5.9
Increase in Storm cost recovery (a)	1.8	3.6
Decrease in USF rider (a)	(4.6)	(9.5)
Other	0.7	0.8
Net change in operation and maintenance expense	$1.0	$7.9

(a)    There is a corresponding offset in Revenue associated with these costs.

DPL – Depreciation and Amortization
During the three and six months ended June 30, 2024, Depreciation and amortization increased $0.6 million and $3.4 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2024, Taxes other than income taxes increased $0.4 million and $4.1 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense, Net
During the three and six months ended June 30, 2024, Interest expense, net increased $1.5 and $3.7, respectively, compared to the same periods in the prior year. The increase was primarily the result of the issuance of debt at AES Ohio in the fourth quarter of 2023, partially offset by higher AFUDC debt.

DPL – Income Tax Expense / (Benefit)

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2024	2023	change	% change	2024	2023	change	% change
Income tax expense / (benefit)	1.3	(5.4)	6.7	(124)%	2.9	(4.3)	7.2	(167)%

The increases in income tax expense / (benefit) of $6.7 million and $7.2 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income, and a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio due to the amortization of a deferred municipal tax shortage which began September 2023.

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

The following table presents DPL’s Income / (loss) before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Utility	$18.9	$(1.9)	$30.6	$9.0
Other	(7.4)	(8.7)	(14.9)	(17.3)
Income / (loss) before income tax (a)	$11.5	$(10.6)	$15.7	$(8.3)

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

RESULTS OF OPERATIONS – AES Ohio

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2024	2023	$ change	% change	2024	2023	$ change	% change
REVENUE:
Retail	$166.9	$171.5	$(4.6)	(2.7)%	$355.9	$384.4	$(28.5)	(7.4)%
Wholesale	2.8	3.3	(0.5)	(15.2)%	7.8	7.1	0.7	9.9%
RTO ancillary	34.2	24.6	9.6	39.0%	62.0	44.3	17.7	40.0%
Capacity revenue	0.3	2.0	(1.7)	(85.0)%	0.4	2.5	(2.1)	(84.0)%
Miscellaneous revenue	2.7	(1.7)	4.4	(258.8)%	5.1	(0.8)	5.9	(737.5)%
Total revenue	206.9	199.7	7.2	3.6%	431.2	437.5	(6.3)	(1.4)%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	48.9	72.0	(23.1)	(32.1)%	119.2	177.8	(58.6)	(33.0)%
RTO charges	20.3	15.2	5.1	33.6%	39.5	31.4	8.1	25.8%
Net purchased power cost	69.2	87.2	(18.0)	(20.6)%	158.7	209.2	(50.5)	(24.1)%
Operation and maintenance	60.8	59.2	1.6	2.7%	121.5	112.4	9.1	8.1%
Depreciation and amortization	20.7	20.2	0.5	2.5%	42.8	39.6	3.2	8.1%
Taxes other than income taxes	26.9	26.6	0.3	1.1%	56.1	52.1	4.0	7.7%
Loss on asset disposal	—	—	—	—%	1.1	—	1.1	100.0%
Total operating costs and expenses	177.6	193.2	(15.6)	(8.1)%	380.2	413.3	(33.1)	(8.0)%

Operating income	29.3	6.5	22.8	350.8%	51.0	24.2	26.8	110.7%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(11.7)	(9.7)	(2.0)	20.6%	(22.9)	(18.0)	(4.9)	27.2%
Other income, net	1.3	1.3	—	—%	2.5	2.8	(0.3)	(10.7)%
Total other expense, net	(10.4)	(8.4)	(2.0)	23.8%	(20.4)	(15.2)	(5.2)	34.2%

INCOME / (LOSS) BEFORE INCOME TAX (a)	$18.9	$(1.9)	$20.8	(1,094.7)%	$30.6	$9.0	$21.6	240.0%

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

During the three months ended June 30, 2024, revenue increased $7.2 million to $206.9 million compared to $199.7 million in the same period of the prior year, and, during the six months ended June 30, 2024, revenue decreased $6.3 million to $431.2 million compared to $437.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Retail
Rate
Increase due to DIR	$7.6	$14.7
Increase due to Legacy Generation Resource Rider	5.5	11.2
Increase due to the TCRR Rider	4.7	7.3
Increase due to Infrastructure Investment Rider	3.2	5.4
Increase due to Regulatory Compliance Rider	2.4	5.0
Increase due to TCJA	0.5	1.0
Decrease in Competitive Bid Revenue Rider Rate	(8.2)	(14.7)
Decrease due to the USF Revenue Rate Rider	(4.6)	(9.5)
Other	1.1	3.9
Net change in retail rate	12.2	24.3

Volume
Net increase in demand primarily due to favorable weather	7.6	10.7
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(24.4)	(63.3)
Net change in retail volume	(16.8)	(52.6)

Other miscellaneous	—	(0.2)
Net retail change	(4.6)	(28.5)

Wholesale
Increase / (decrease) primarily due to higher / lower rates and volumes on power sales at OVEC	(0.5)	0.7

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	7.9	15.6

Other
Miscellaneous revenue	4.4	5.9
Net change in revenue	$7.2	$(6.3)

AES Ohio – Net Purchased Power
During the three months ended June 30, 2024, net purchased power decreased $18.0 million to $69.2 million compared to $87.2 million in the same period of the prior year, and, during the six months ended June 30, 2024, net purchased power decreased $50.5 million to $158.7 million compared to $209.2 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$10.7	$16.8
Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(33.8)	(75.4)
Total purchased power change	(23.1)	(58.6)

RTO charges
Increase primarily due to increase in TCRR rates	5.1	8.1
Net change in purchased power	$(18.0)	$(50.5)

AES Ohio – Operation and Maintenance
During the three and six months ended June 30, 2024, Operation and Maintenance expense increased $1.6 million and $9.1 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase in contracted services, including vegetation management	$1.8	$7.2
Increase in charges from Service Company	1.6	6.6
Increase in Storm cost recovery (a)	1.8	3.6
Decrease in USF rider (a)	(4.6)	(9.5)
Other	1.0	1.2
Net change in operation and maintenance expense	$1.6	$9.1

(a)    There is a corresponding offset in Revenue associated with these costs.

AES Ohio – Depreciation and Amortization
During the three and six months ended June 30, 2024, Depreciation and amortization increased $0.5 million and $3.2 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2024, Taxes other than income taxes increased $0.3 million and $4.0 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense, Net
During the three and six months ended June 30, 2024, Interest expense, net increased $2.0 million and $4.9 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of the issuance of debt at AES Ohio in the fourth quarter of 2023, partially offset by higher AFUDC debt.

AES Ohio – Income Tax Expense / (Benefit)

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2024	2023	change	% change	2024	2023	change	% change
Income tax expense / (benefit)	3.8	(1.5)	5.3	(353)%	6.1	(0.2)	6.3	(3150)%

The increases in income tax expense / (benefit) of $5.3 million and $6.3 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income, and a decrease in the net tax benefit related to the reversal of excess deferred taxes due to the amortization of a deferred municipal tax shortage which began September 2023.

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

Inflation – In the markets in which we operate, there have been higher rates of inflation recently. If inflation increases in our market, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the SSO auction process has reflected current macroeconomic conditions in terms of pricing.

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

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K and Form 10-Q previously filed with the SEC during 2024 describe other regulatory matters, which have not materially changed since those filings.

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
•NAAQS; and
•recently finalized CAA Section 111(d) regulations for greenhouse gases from existing electric generating units.

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

On May 8, 2024, the EPA published final revisions to the CCR Rule, which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units.

The CCR Rule, current or proposed amendments to, or EPA interpretations of, the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $48.4 million and $22.2 million, respectively, as of June 30, 2024. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,852.3 million and $1,021.7 million, respectively.

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

During the six months ended, DPL received $130.0 million in equity contributions from AES. DPL then made the same investments in AES Ohio. The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Six months ended June 30,
$ in millions	2024	2023
Net cash provided by operating activities	$62.4	$5.6
Net cash used in investing activities	(305.0)	(187.7)
Net cash provided by financing activities	250.0	196.7
Net increase in cash, cash equivalents and restricted cash	7.4	14.6
Balance at beginning of period	41.1	30.6
Cash, cash equivalents and restricted cash at end of period	$48.5	$45.2

The following cash flow review compares the cash flows of DPL for the six months ended June 30, 2024 to the cash flows for the six months ended June 30, 2023.

DPL – Operating activities

	Six months ended June 30,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income / (loss)	$12.8	$(4.0)	$16.8
Depreciation and amortization	43.7	40.3	3.4
Deferred income taxes	12.0	7.5	4.5
Other adjustments to net income	(1.0)	(0.6)	(0.4)
Net income, adjusted for non-cash items	67.5	43.2	24.3
Net change in operating assets and liabilities and other	(5.1)	(37.6)	32.5
Net cash provided by operating activities	$62.4	$5.6	$56.8

The net change in operating assets and liabilities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of payments	$20.4
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	16.9
Other	(4.8)
Net change in operating assets and liabilities and other	$32.5

DPL – Investing activities
Net cash used in investing activities increased $117.3 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(113.3)
Higher cost of removal payments	(3.1)
Other	(0.9)
Net change in investing activities	$(117.3)

DPL – Financing activities
Net cash provided by financing activities increased $53.3 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by the following:

$ in millions	$ Change
Higher net borrowings on revolving credit facilities	$135.0
Higher equity contributions from AES in the current year	18.0
Lower issuances of debt at AES Ohio	(100.0)
Other	0.3
Net change in financing activities	$53.3

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Six months ended June 30,
$ in millions	2024	2023
Net cash provided by operating activities	$81.7	$10.8
Net cash used in investing activities	(304.0)	(186.8)
Net cash provided by financing activities	229.0	189.7
Net increase in cash, cash equivalents and restricted cash	6.7	13.7
Balance at beginning of period	15.6	19.8
Cash, cash equivalents and restricted cash at end of period	$22.3	$33.5

The following cash flow review compares the cash flows of AES Ohio for the six months ended June 30, 2024 to the cash flows for the six months ended June 30, 2023.

AES Ohio – Operating activities

	Six months ended June 30,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income	$24.5	$9.2	$15.3
Depreciation and amortization	42.8	39.6	3.2
Deferred income taxes	6.1	(0.2)	6.3
Other adjustments to net income	(2.2)	(1.6)	(0.6)
Net income, adjusted for non-cash items	71.2	47.0	24.2
Net change in operating assets and liabilities and other	10.5	(36.2)	46.7
Net cash provided by operating activities	$81.7	$10.8	$70.9

The net change in operating assets and liabilities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of payments	$17.9
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	16.9
Increase from prepayments and other current assets due to timing of payments	10.9
Other	1.0
Net change in operating assets and liabilities and other	$46.7

AES Ohio – Investing activities
Net cash used in investing activities increased $117.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(113.3)
Higher cost of removal payments	(3.1)
Other	(0.8)
Net change in investing activities	$(117.2)

AES Ohio – Financing activities
Net cash provided by financing activities increased $39.3 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by the following:

$ in millions	$ Change
Higher net borrowings on revolving credit facilities	$100.0
Lower distributions to DPL in the current year	34.0
Higher equity contributions from DPL in the current year	5.0
Lower issuances of debt at AES Ohio	(100.0)
Other	0.3
Net change in financing activities	$39.3

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

At June 30, 2024, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2024
AES Ohio Credit Agreement	Revolving	December 2027	$250.0	$115.0

For the AES Ohio Credit Agreement, as of June 30, 2024, there were $135.0 million in borrowings under the facility, with the remaining $115.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 is currently estimated to cost up to $1.3 billion, and includes estimates as follows:

$ in millions	2024	2025	2026	For the three-year period from 2024 through 2026
Distribution-related additions, improvements and extensions	$166.0	$217.0	$185.0	$568.0
Transmission-related additions and improvements	168.0	193.0	151.0	512.0
Smart Grid Phase 1 improvements and additions	89.0	14.0	—	103.0
Other	61.0	10.0	9.0	80.0
Total for AES Ohio	484.0	434.0	345.0	1,263.0

Other subsidiaries	3.0	6.0	5.0	14.0
Total for DPL	$487.0	$440.0	$350.0	$1,277.0

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2023 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

Our Form 10-K for the fiscal year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

DPL Inc.
(Registrant)

Date:	August 1, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 1, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 1, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 1, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)