Form 10-Q
period 2024-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2024-11-01
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

As of October 31, 2024, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2024

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2024
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AES Ohio Term Loan	AES Ohio's unsecured $150.0 million 364-day term loan agreement which matures on August 13, 2025, and bears interest at variable rates
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
CRES	Competitive Retail Electric Service
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.
DPL	DPL Inc. and its consolidated subsidiaries
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed on February 26, 2024
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2024

Term	Definition
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	In February 2024, AES Ohio applied for PUCO approval of the second phase of its grid modernization plan, covering ten years of investment following Smart Grid Phase 1.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2024
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
•cyberattacks and information security breaches or information system failures;
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

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2024
based. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2024 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

SOURCES OF OTHER INFORMATION

We encourage investors, the media, our customers and others interested in DPL or AES Ohio to review the information we post at www.aes-ohio.com. None of the information on our website is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

DPL Inc. and AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2024
PART I: FINANCIAL INFORMATION

This report includes the combined filing of DPL and DP&L. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL INC.

DPL Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
REVENUE	$227.5	$224.2	$663.1	$666.3

OPERATING COSTS AND EXPENSES:
Net purchased power cost	84.3	67.2	243.5	276.9
Operation and maintenance	66.9	56.6	188.9	170.7
Depreciation and amortization	25.7	20.6	69.4	60.9
Taxes other than income taxes	28.1	25.2	84.4	77.4
Loss on asset disposal	—	—	1.3	—
Total operating costs and expenses	205.0	169.6	587.5	585.9

OPERATING INCOME	22.5	54.6	75.6	80.4

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(21.1)	(7.8)	(62.2)	(45.2)
Other income, net	1.4	1.4	5.1	4.7
Total other expense, net	(19.7)	(6.4)	(57.1)	(40.5)

INCOME BEFORE INCOME TAX	2.8	48.2	18.5	39.9

Income tax expense / (benefit)	(7.5)	9.6	(4.6)	5.3

NET INCOME	$10.3	$38.6	$23.1	$34.6
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
NET INCOME	$10.3	$38.6	$23.1	$34.6
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.0, $0.1 and $0.1 for each respective period	(0.1)	(0.2)	(0.6)	(0.6)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.0, $(0.1) and $0.0 for each respective period	—	—	0.1	0.1
Other comprehensive loss	(0.1)	(0.2)	(0.5)	(0.5)

NET COMPREHENSIVE INCOME	$10.2	$38.4	$22.6	$34.1
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.0	$41.0
Accounts receivable, net of allowance for credit losses of $1.8 and $0.9, respectively (Note 1)	101.4	92.5
Inventories	72.3	44.5
Taxes applicable to subsequent years	26.3	113.0
Regulatory assets, current	71.4	56.6
Taxes receivable	25.5	8.9
Prepayments and other current assets	14.3	6.6
Total current assets	352.2	363.1
NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	2,799.8	2,521.9
Less: Accumulated depreciation and amortization	(577.2)	(535.1)
	2,222.6	1,986.8
Construction work in process	269.5	234.2
Total net property, plant & equipment	2,492.1	2,221.0
Other non-current assets:
Regulatory assets, non-current	146.2	155.7
Intangible assets, net of amortization	162.4	114.0
Other non-current assets	47.6	52.4
Total other non-current assets	356.2	322.1

Total assets	$3,200.5	$2,906.2

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$609.0	$15.2
Accounts payable	123.5	163.9
Accrued taxes	114.6	101.6
Accrued interest	25.1	16.9
Customer deposits	22.1	12.7
Regulatory liabilities, current	15.8	18.0
Accrued and other current liabilities	35.2	22.6
Total current liabilities	945.3	350.9
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,425.3	1,837.4
Deferred income taxes	245.3	227.3
Taxes payable	0.4	113.4
Regulatory liabilities, non-current	172.2	182.1
Accrued pension and other postretirement obligations	31.6	37.7
Other non-current liabilities	8.8	8.5
Total non-current liabilities	1,883.6	2,406.4
Total liabilities	2,828.9	2,757.3

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	3,040.5	2,840.4
Accumulated other comprehensive loss	(5.1)	(4.6)
Accumulated deficit	(2,663.8)	(2,686.9)
Total common shareholder's equity	371.6	148.9

Total liabilities and shareholder's equity	$3,200.5	$2,906.2
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$23.1	$34.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.4	60.9
Amortization of deferred financing costs and debt discounts	2.6	2.9
Deferred income taxes	11.6	20.9
Loss on asset disposal	1.3	—
Allowance for equity funds used during construction	(5.4)	(3.8)
Changes in certain assets and liabilities:
Accounts receivable, net	(8.9)	6.8
Inventories	(17.2)	(11.2)
Taxes applicable to subsequent years	86.7	69.9
Current and non-current regulatory assets and liabilities	(7.6)	(67.8)
Prepayments and other current assets	(7.6)	(5.5)
Other non-current assets	14.7	3.7
Accounts payable	23.8	(36.4)
Accrued taxes payable / receivable	(116.5)	(71.9)
Accrued interest	8.3	6.8
Accrued and other current liabilities	22.0	15.5
Accrued pension and other postretirement obligations	(6.2)	(7.1)
Other	(0.5)	(1.4)
Net cash provided by operating activities	93.6	16.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(450.7)	(286.0)
Cost of removal payments	(21.9)	(16.0)
Other investing activities, net	(0.8)	0.2
Net cash used in investing activities	(473.4)	(301.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	355.0	205.0
Repayment of borrowings from revolving credit facilities	(325.0)	(240.0)
Issuance of short-term debt	150.0	—
Issuance of long-term debt	—	100.0
Equity contributions from parent	200.0	239.0
Payments of deferred financing costs	(0.2)	(0.3)
Net cash provided by financing activities	379.8	303.7
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	—	18.8
Cash, cash equivalents and restricted cash at beginning of period	41.1	30.6
Cash, cash equivalents and restricted cash at end of period	$41.1	$49.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$54.0	$47.2
Non-cash investing activities:
Accruals for capital expenditures	$37.4	$46.2
See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Condensed Consolidated Statements of Shareholder's Equity / (Deficit)
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2024	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9
Net income	—	—	—	—	2.6	2.6
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2024	1	—	2,840.4	(4.8)	(2,684.3)	151.3
Net income	—	—	—	—	10.2	10.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Equity contributions from parent	—	—	130.0	—	—	130.0
Balance at June 30, 2024	1	—	2,970.4	(5.0)	(2,674.1)	291.3
Net income	—	—	—	—	10.3	10.3
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Equity contribution from parent	—	—	70.0	—	—	70.0
Other	—	—	0.1	—	—	0.1
Balance at September 30, 2024	1	$—	$3,040.5	$(5.1)	$(2,663.8)	$371.6

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2023	1	$—	$2,601.3	$(2.4)	$(2,722.6)	$(123.7)
Net income	—	—	—	—	1.2	1.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2023	1	—	2,601.3	(2.6)	(2,721.4)	(122.7)
Net loss	—	—	—	—	(5.2)	(5.2)
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Equity contributions from parent	—	—	112.0	—	—	112.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2023	1	—	2,713.4	(2.7)	(2,726.6)	(15.9)
Net income	—	—	—	—	38.6	38.6
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Equity contribution from parent	—	—	127.0	—	—	127.0
Balance at September 30, 2023	1	$—	$2,840.4	$(2.9)	$(2,688.0)	$149.5

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2024 and 2023

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

Agreement to Sell Minority Interest in AES Ohio
On September 13, 2024, DPL entered into (i) a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of Caisse de dépôt et placement du Québec ("CDPQ"), pursuant to which DPL agreed to sell to Investor 15% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Holdings, Inc. ("Ohio Holdings" and, such agreement, the "Ohio Holdings Purchase Agreement") for a purchase price of approximately $273 million, subject to adjustment, and (ii) a Purchase and Sale Agreement with Investor, pursuant to which DPL agreed to sell to Investor 17.65% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Investments, Inc. ("Ohio Investments" and, such agreement, the "Ohio Investments Purchase Agreement" and together with the Ohio Holdings Purchase Agreement, the "Purchase Agreements") for a purchase price of approximately $273 million, subject to adjustment. Upon consummation of the transactions contemplated by the Ohio Holdings Purchase Agreement and the Ohio Investments Purchase Agreement together, the ("Closings"), CDPQ will own an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $546 million, subject to adjustment.

It is anticipated that the Closings will occur on the same day in the first half of 2025. There will be no change in management or operational control of DPL, Ohio Investments, Ohio Holdings or AES Ohio as a result of these transactions.

The purchases and sales of the shares of capital stock of each of Ohio Holdings and Ohio Investments contemplated under each of the Purchase Agreements are subject to the satisfaction of certain customary conditions described in the Purchase Agreements, including, among others, receipt of the approval of the Public Utilities Commission of Ohio, the Federal Energy Regulatory Commission and completion of review by the Committee on Foreign Investments in the United States. In addition, each of the parties to the Purchase Agreements has agreed to customary covenants therein.

In connection with the Closings, Investor, Ohio Investments and DPL will enter into a Shareholders' Agreement with respect to Ohio Investments (the "Shareholders' Agreement"), the form of which has been agreed to by the parties. The Shareholders' Agreement will establish the general framework governing the relationship between and among Investor and the Company, and their respective successors and transferees, as shareholders of Ohio Investments. In addition, Investor, Ohio Holdings and Ohio Investments will also enter into a Shareholders' Agreement with respect to Ohio Holdings with substantially identical terms.

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$41.0	$41.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$41.1	$41.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2024 and December 31, 2023:

$ in millions	September 30, 2024	December 31, 2023
Accounts receivable, net:
Customer receivables	$75.5	$71.0
Unbilled revenue	18.8	19.4
Amounts due from affiliates	2.2	0.8
Other	6.7	2.2
Allowance for credit losses	(1.8)	(0.9)
Total accounts receivable, net	$101.4	$92.5

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	3.8	4.1
Write-offs charged against allowance	(3.5)	(4.4)
Recoveries collected	0.6	0.8
Ending balance	$1.8	$1.0

Inventories
Inventories consist of materials and supplies as of September 30, 2024 and December 31, 2023.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2024 and 2023, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
AFUDC equity	$1.4	$1.3	$5.4	$3.8
AFUDC debt	$1.8	$1.6	$6.3	$4.5

AOCL
The changes in the components of AOCL during the nine months ended September 30, 2024 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2024	$11.2	$(15.8)	$(4.6)

Amounts reclassified from AOCL to earnings	(0.6)	0.1	(0.5)

Balance as of September 30, 2024	$10.6	$(15.7)	$(5.1)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Excise taxes collected	$13.2	$12.8	$37.2	$35.4

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

2. REGULATORY MATTERS

Smart Grid Phase 2 Plan
In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following Smart Grid Phase 1, which ends June 2025. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties on the pending Smart Grid Phase 2 Application. The Settlement will provide for a four-year plan to invest $240.5 million of capital and $18.6 million of operations and maintenance expense related to grid modernization, support of Distributed Energy Resources and Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Investment Infrastructure Rider. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Net unrealized gains / (losses) (a)	$0.4	$(0.2)	$0.7	$0.2

(a)    These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 or 2023.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of September 30, 2024				Fair value as of December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.6	$—	$—	$0.6
Mutual funds	7.8	—	—	7.8	7.2	—	—	7.2
Total assets	$8.1	$—	$—	$8.1	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,839.3	$—	$1,725.2	$16.7	$1,741.9	$1,837.6	$—	$1,706.2	$16.8	$1,723.0

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

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$10.7	$11.6	$11.2	$12.0
Net gains reclassified to earnings
Interest expense	(0.1)	(0.2)	(0.6)	(0.6)
Ending accumulated derivative gains in AOCL	$10.6	$11.4	$10.6	$11.4

Portion expected to be reclassified to earnings in the next twelve months			$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2024	2023
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.7	16.8
Unamortized deferred financing costs			(6.6)	(7.1)
Unamortized debt discounts			(2.3)	(2.2)
Total long-term debt at AES Ohio			1,012.8	1,012.5

DPL Inc. debt
Senior unsecured notes	4.125%	2025	415.0	415.0
Senior unsecured notes	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(3.5)	(4.9)
Unamortized debt discounts			(0.6)	(0.6)
Total DPL consolidated long-term debt			1,839.3	1,837.6
Less: current portion			(414.0)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,425.3	$1,837.4

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
(c)Note payable to related party.

Revolving credit agreements
As of September 30, 2024 and December 31, 2023, the AES Ohio Credit Agreement had outstanding borrowings of $45.0 million and $15.0 million, respectively.

Significant Transactions
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement ("AES Ohio Term Loan"). The AES Ohio Term Loan was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $150 million Term Loan Agreement. The AES Ohio Term Loan contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified the AES Ohio Term Loan as short-term indebtedness as it matures in August 2025. Management plans to repay the AES Ohio Term Loan Agreement through a combination of funds from debt financings and parent equity capital contributions.

DPL's Senior unsecured notes
DPL has $415.0 million of 4.125% Senior unsecured notes due July 1, 2025 ("2025 DPL Notes"). Although current liquid funds are not sufficient to repay the amounts due under the 2025 DPL Notes at maturity, we will use a portion of the proceeds from the Closings to repay the notes in full (see Note 1. Overview and Summary of Significant Accounting Policies - Agreement to Sell Minority Interest in AES Ohio for more information).

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement, AES Ohio Term Loan, and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2024, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent, DPL. As of September 30, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective tax rate	(267.9)%	19.9%	(24.9)%	13.3%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss. AES Ohio began amortizing a deferred municipal tax shortage in September 2023, which partially offsets the ongoing amortization of the TCJA benefit.

DPL's income tax expense for the nine months ended September 30, 2024 was calculated using the estimated annual effective income tax rate for 2024 of (53.1)% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss. DPL's current period tax benefit was calculated using the limitations prescribed in ASC 740-270-30-30 through 740-270-30-33.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Service cost	$0.7	$0.8	$1.9	$2.2
Interest cost	3.6	3.9	11.0	11.9
Expected return on plan assets	(3.7)	(4.4)	(11.1)	(13.2)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.7	0.8
Actuarial loss	0.5	0.2	1.6	0.5
Net periodic benefit cost	$1.3	$0.8	$4.1	$2.2

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during each of the nine month periods ended September 30, 2024 and 2023.

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

8. SHAREHOLDER'S EQUITY

During the nine months ended September 30, 2024, DPL received $200.0 million in equity contributions from AES. DPL then made the same investment in AES Ohio.

During the nine months ended September 30, 2023, DPL received $260.0 million in cash contributions from AES. DPL then made the same investment in AES Ohio. The proceeds from the cash contributions at DPL represented equity contributions of $239.0 million and payments of $21.0 million against the tax receivable from AES.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2024, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $49.7 million, of $1.0 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2024
Revenue from external customers	$225.1	$2.4	$—	$227.5
Intersegment revenue	0.3	1.2	(1.5)	—
Total revenue	$225.4	$3.6	$(1.5)	$227.5

Depreciation and amortization	$25.2	$0.5	$—	$25.7
Interest expense, net	$11.8	$9.3	$—	$21.1
Income / (loss) before income tax	$10.6	$(7.8)	$—	$2.8

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2023
Revenue from external customers	$221.8	$2.4	$—	$224.2
Intersegment revenue	0.2	1.5	(1.7)	—
Total revenue	$222.0	$3.9	$(1.7)	$224.2

Depreciation and amortization	$20.3	$0.3	$—	$20.6
Interest expense, net	$(1.3)	$9.1	$—	$7.8
Income / (loss) before income tax	$55.1	$(6.9)	$—	$48.2

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2024
Revenue from external customers	$655.9	$7.2	$—	$663.1
Intersegment revenue	0.7	3.7	(4.4)	—
Total revenue	$656.6	$10.9	$(4.4)	$663.1

Depreciation and amortization	$68.0	$1.4	$—	$69.4
Interest expense, net	$34.7	$27.5	$—	$62.2
Income / (loss) before income tax	$41.2	$(22.7)	$—	$18.5

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2023
Revenue from external customers	$659.0	$7.3	$—	$666.3
Intersegment revenue	0.5	3.2	(3.7)	—
Total revenue	$659.5	$10.5	$(3.7)	$666.3

Depreciation and amortization	$59.9	$1.0	$—	$60.9
Interest expense, net	$16.7	$28.5	$—	$45.2
Income / (loss) before income tax	$64.1	$(24.2)	$—	$39.9

Total Assets ($ in millions)	September 30, 2024	December 31, 2023
Utility	$3,150.2	$2,871.0
All Other (a)	50.3	35.2
DPL Consolidated	$3,200.5	$2,906.2

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

DPL's revenue from contracts with customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Revenue from contracts with customers	$224.3	$225.8	$654.7	$668.7

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2024 and 2023:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$120.9	$—	$—	$120.9
Commercial revenue	41.9	—	—	41.9
Industrial revenue	17.4	—	—	17.4
Governmental revenue	7.4	—	—	7.4
Other (a)	2.7	—	—	2.7
Total retail revenue from contracts with customers	190.3	—	—	190.3
Wholesale revenue
Wholesale revenue from contracts with customers	4.5	—	(0.2)	4.3
RTO ancillary revenue	27.0	—	—	27.0
Capacity revenue	0.3	—	—	0.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	3.3	1.2	(1.3)	3.2
Total revenue	$225.4	$3.6	$(1.5)	$227.5

	Three Months Ended September 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$127.8	$—	$—	$127.8
Commercial revenue	42.7	—	—	42.7
Industrial revenue	16.5	—	—	16.5
Governmental revenue	6.8	—	—	6.8
Other (a)	3.5	—	—	3.5
Total retail revenue from contracts with customers	197.3	—	—	197.3
Other retail revenue	(0.2)	—	—	(0.2)
Wholesale revenue
Wholesale revenue from contracts with customers	4.2	—	(0.2)	4.0
RTO ancillary revenue	21.4	0.1	—	21.5
Capacity revenue	0.7	—	—	0.7
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.3	—	2.3
Other miscellaneous revenue	(1.4)	1.5	(1.5)	(1.4)
Total revenue	$222.0	$3.9	$(1.7)	$224.2

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Nine months ended September 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$347.1	$—	$—	$347.1
Commercial revenue	120.5	—	—	120.5
Industrial revenue	50.1	—	—	50.1
Governmental revenue	19.5	—	—	19.5
Other (a)	9.0	—	—	9.0
Total retail revenue from contracts with customers	546.2	—	—	546.2
Other retail revenue	—	—	—	—
Wholesale revenue
Wholesale revenue from contracts with customers	12.3	—	(0.7)	11.6
RTO ancillary revenue	89.0	—	—	89.0
Capacity revenue	0.7	—	—	0.7
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.2	—	7.2
Other miscellaneous revenue	8.4	3.7	(3.7)	8.4
Total revenue	$656.6	$10.9	$(4.4)	$663.1

	Nine months ended September 30, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$377.9	$—	$—	$377.9
Commercial revenue	124.8	—	—	124.8
Industrial revenue	50.4	—	—	50.4
Governmental revenue	18.7	—	—	18.7
Other (a)	9.9	—	—	9.9
Total retail revenue from contracts with customers	581.7	—	—	581.7
Other retail revenue	(0.2)	—	—	(0.2)
Wholesale revenue
Wholesale revenue from contracts with customers	11.3	—	(0.5)	10.8
RTO ancillary revenue	65.7	0.1	—	65.8
Capacity revenue	3.2	—	—	3.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.2	—	7.2
Other miscellaneous revenue	(2.2)	3.2	(3.2)	(2.2)
Total revenue	$659.5	$10.5	$(3.7)	$666.3

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	September 30, 2024	December 31, 2023
Receivables from contracts with customers	$94.3	$90.4

Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
REVENUE	$225.4	$222.0	$656.6	$659.5

OPERATING COSTS AND EXPENSES:
Net purchased power cost	84.1	67.2	242.8	276.4
Operation and maintenance	66.3	56.7	187.8	169.1
Depreciation and amortization	25.2	20.3	68.0	59.9
Taxes other than income taxes	28.1	25.2	84.2	77.3
Loss on asset disposal	—	—	1.1	—
Total operating costs and expenses	203.7	169.4	583.9	582.7

OPERATING INCOME	21.7	52.6	72.7	76.8

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(11.8)	1.3	(34.7)	(16.7)
Other income, net	0.7	1.2	3.2	4.0
Total other income / (expense), net	(11.1)	2.5	(31.5)	(12.7)

INCOME BEFORE INCOME TAX	10.6	55.1	41.2	64.1

Income tax expense / (benefit)	(1.9)	11.5	4.2	11.3

NET INCOME	$12.5	$43.6	$37.0	$52.8
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
NET INCOME	$12.5	$43.6	$37.0	$52.8
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2), $(0.1), $(0.4) and $(0.2) for each respective period	0.4	0.1	1.2	0.3
Other comprehensive income	0.4	0.1	1.2	0.3

NET COMPREHENSIVE INCOME	$12.9	$43.7	$38.2	$53.1
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19.6	$15.5
Accounts receivable, net of allowance for credit losses of $1.8 and $0.9, respectively (Note 1)	101.1	93.1
Inventories	70.9	44.5
Taxes applicable to subsequent years	26.3	112.9
Regulatory assets, current	71.4	56.6
Taxes receivable	24.8	24.4
Prepayments and other current assets	16.1	8.1
Total current assets	330.2	355.1

NON-CURRENT ASSETS:
Property, plant & equipment:
Property, plant & equipment	3,324.3	3,063.2
Less: Accumulated depreciation and amortization	(1,125.8)	(1,098.1)
	2,198.5	1,965.1
Construction work in process	268.4	230.8
Total net property, plant & equipment	2,466.9	2,195.9

Other non-current assets:
Regulatory assets, non-current	146.2	155.7
Intangible assets, net of amortization	160.4	111.4
Other non-current assets	46.5	52.9
Total other non-current assets	353.1	320.0
Total assets	$3,150.2	$2,871.0

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$195.0	$15.2
Accounts payable	122.4	163.8
Accrued taxes	114.5	101.4
Accrued interest	12.7	4.2
Customer deposits	22.1	12.7
Regulatory liabilities, current	15.8	18.0
Accrued and other current liabilities	32.2	20.2
Total current liabilities	514.7	335.5

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,012.6	1,012.3
Deferred income taxes	217.2	206.1
Taxes payable	0.4	113.4
Regulatory liabilities, non-current	172.2	182.1
Accrued pension and other postretirement obligations	31.6	37.7
Other non-current liabilities	5.0	4.7
Total non-current liabilities	1,439.0	1,556.3
Total liabilities	1,953.7	1,891.8

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,177.5	977.4
Accumulated other comprehensive loss	(26.7)	(27.9)
Retained earnings	45.3	29.3
Total common shareholder's equity	1,196.5	979.2
Total liabilities and shareholder's equity	$3,150.2	$2,871.0
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$37.0	$52.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.0	59.9
Amortization of deferred financing costs and debt discounts	1.1	1.3
Deferred income taxes	4.2	11.3
Loss on asset disposal	1.1	—
Allowance for equity funds used during construction	(5.4)	(3.8)
Changes in certain assets and liabilities:
Accounts receivable, net	(8.0)	7.9
Inventories	(15.8)	(11.2)
Taxes applicable to subsequent years	86.6	69.8
Current and non-current regulatory assets and liabilities	(7.6)	(67.8)
Prepayments and other current assets	(8.0)	(7.1)
Other non-current assets	16.4	4.1
Accounts payable	22.7	(37.3)
Accrued taxes payable / receivable	(100.2)	(77.1)
Accrued interest	8.5	7.1
Accrued and other current liabilities	21.4	15.3
Accrued pension and other postretirement benefits	(6.2)	(7.1)
Other	1.7	(0.3)
Net cash provided by operating activities	117.5	17.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(449.6)	(283.4)
Cost of removal payments	(21.9)	(16.0)
Other investing activities, net	(0.7)	0.2
Net cash used in investing activities	(472.2)	(299.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	355.0	205.0
Repayment of borrowings from revolving credit facilities	(325.0)	(205.0)
Issuance of short-term debt	150.0	—
Issuance of long-term debt	—	100.0
Dividends and returns of capital paid to parent	(21.0)	(65.0)
Equity contributions from parent	200.0	260.0
Payments of deferred financing costs	(0.2)	(0.3)
Net cash provided by financing activities	358.8	294.7
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	4.1	13.3
Cash, cash equivalents and restricted cash at beginning of period	15.6	19.8
Cash, cash equivalents, and restricted cash at end of period	$19.7	$33.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$27.2	$19.2
Non-cash investing activities:
Accruals for capital expenditures	$37.4	$46.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2
Net income	—	—	—	—	9.4	9.4
Other comprehensive income	—	—	—	0.4	—	0.4
Other	—	—	0.1	—	—	0.1
Balance at March 31, 2024	41,172,173	0.4	977.5	(27.5)	38.7	989.1
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.4	—	0.4
Distributions to parent	—	—	—	—	(21.0)	(21.0)
Equity contribution from parent	—	—	130.0	—	—	130.0
Balance at June 30, 2024	41,172,173	0.4	1,107.5	(27.1)	32.8	1,113.6
Net income	—	—	—	—	12.5	12.5
Other comprehensive income	—	—	—	0.4	—	0.4
Equity contribution from parent	—	—	70.0	—	—	70.0
Balance at September 30, 2024	41,172,173	$0.4	$1,177.5	$(26.7)	$45.3	$1,196.5

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance at January 1, 2023	41,172,173	$0.4	$773.6	$(26.8)	$(5.4)	$741.8
Net income	—	—	—	—	9.6	9.6
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(13.1)	—	(1.9)	(15.0)
Other	—	—	—	—	0.1	0.1
Balance at March 31, 2023	41,172,173	0.4	760.5	(26.7)	2.4	736.6
Net loss	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(37.8)	—	(2.2)	(40.0)
Equity contributions from parent	—	—	125.0	—	—	125.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2023	41,172,173	0.4	847.8	(26.6)	(0.2)	821.4
Net income	—	—	—	—	43.6	43.6
Other comprehensive income	—	—	—	0.1	—	0.1
Distributions to parent (a)	—	—	(5.4)	—	(4.6)	(10.0)
Equity contributions from parent	—	—	135.0	—	—	135.0
Other	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2023	41,172,173	$0.4	$977.4	$(26.5)	$38.7	$990.0

(a)    AES Ohio made return of capital payments of $56.3 million during the nine months ended September 30, 2023 for the portion of current year distributions to shareholder in excess of retained earnings at the time of distribution.

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and nine months ended September 30, 2024 and 2023

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

Agreement to Sell Minority Interest in AES Ohio
On September 13, 2024, DPL entered into (i) a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of Caisse de dépôt et placement du Québec ("CDPQ"), pursuant to which DPL agreed to sell to Investor 15% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Holdings, Inc. ("Ohio Holdings" and, such agreement, the "Ohio Holdings Purchase Agreement") for a purchase price of approximately $273 million, subject to adjustment, and (ii) a Purchase and Sale Agreement with Investor, pursuant to which DPL agreed to sell to Investor 17.65% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Investments, Inc. ("Ohio Investments" and, such agreement, the "Ohio Investments Purchase Agreement" and together with the Ohio Holdings Purchase Agreement, the "Purchase Agreements") for a purchase price of approximately $273 million, subject to adjustment. Upon consummation of the transactions contemplated by the Ohio Holdings Purchase Agreement and the Ohio Investments Purchase Agreement together, the ("Closings"), CDPQ will own an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $546 million, subject to adjustment.

It is anticipated that the Closings will occur on the same day in the first half of 2025. There will be no change in management or operational control of DPL, Ohio Investments, Ohio Holdings or AES Ohio as a result of these transactions.

The purchases and sales of the shares of capital stock of each of Ohio Holdings and Ohio Investments contemplated under each of the Purchase Agreements are subject to the satisfaction of certain customary conditions described in the Purchase Agreements, including, among others, receipt of the approval of the Public Utilities Commission of Ohio, the Federal Energy Regulatory Commission and completion of review by the Committee on Foreign Investments in the United States. In addition, each of the parties to the Purchase Agreements has agreed to customary covenants therein.

In connection with the Closings, Investor, Ohio Investments and DPL will enter into a Shareholders' Agreement with respect to Ohio Investments (the "Shareholders' Agreement"), the form of which has been agreed to by the parties. The Shareholders' Agreement will establish the general framework governing the relationship between and among Investor and the Company, and their respective successors and transferees, as shareholders of Ohio Investments. In addition, Investor, Ohio Holdings and Ohio Investments will also enter into a Shareholders' Agreement with respect to Ohio Holdings with substantially identical terms.

Financial Statement Presentation
AES Ohio does not have any subsidiaries. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2023 audited financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$19.6	$15.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$19.7	$15.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2024 and December 31, 2023:

$ in millions	September 30, 2024	December 31, 2023
Accounts receivable, net:
Customer receivables	$74.6	$70.0
Unbilled revenue	18.8	19.4
Amounts due from affiliates	2.9	2.4
Other	6.6	2.2
Allowance for credit losses	(1.8)	(0.9)
Total accounts receivable, net	$101.1	$93.1

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	3.8	4.1
Write-offs charged against allowance	(3.5)	(4.4)
Recoveries collected	0.6	0.8
Ending balance	$1.8	$1.0

Inventories
Inventories consist of materials and supplies as of September 30, 2024 and December 31, 2023.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2024 and 2023, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
AFUDC equity	$1.4	$1.3	$5.4	$3.8
AFUDC debt	$1.8	$1.6	$6.3	$4.5

AOCL
The changes in the components of AOCL during the nine months ended September 30, 2024 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2024	$(27.9)

Amounts reclassified from AOCL to earnings	1.2

Balance as of September 30, 2024	$(26.7)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Excise taxes collected	$13.2	$12.8	$37.2	$35.4

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

2. REGULATORY MATTERS

Smart Grid Phase 2 Plan
In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following Smart Grid Phase 1, which ends June 2025. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties on the pending Smart Grid Phase 2 Application. The Settlement will provide for a four-year plan to invest $240.5 million of capital and $18.6 million of operations and maintenance expense related to grid modernization, support of Distributed Energy Resources and Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Investment Infrastructure Rider. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Net unrealized gains (a)	$0.4	$(0.2)	$0.7	$0.2

(a)    These amounts are included in Other income, net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 or 2023.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of September 30, 2024				Fair value as of December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.6	$—	$—	$0.6
Mutual funds	7.8	—	—	7.8	7.2	—	—	7.2
Total assets	$8.1	$—	$—	$8.1	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,012.8	$—	$918.8	$16.7	$935.5	$1,012.5	$—	$909.9	$16.8	$926.7

4. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2024	2023
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.7	16.8
Unamortized deferred financing costs			(6.6)	(7.1)
Unamortized debt discounts			(2.3)	(2.2)
Total long-term debt			1,012.8	1,012.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.6	$1,012.3

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

Revolving credit agreements
As of September 30, 2024 and December 31, 2023, the AES Ohio Credit Agreement had outstanding borrowings of $45.0 million and $15.0 million, respectively.

Significant Transactions
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement ("AES Ohio Term Loan"). The AES Ohio Term Loan was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $150 million Term Loan Agreement. The AES Ohio Term Loan contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified the AES Ohio Term Loan as short-term indebtedness as it matures in August 2025. Management plans to repay the AES Ohio Term Loan Agreement through a combination of funds from debt financings and parent equity capital contributions.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement, AES Ohio Term Loan, and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2024, AES Ohio was in compliance with this financial covenant.

As of September 30, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

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

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective combined state and federal income tax rates	(17.9)%	20.9%	10.2%	17.6%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio as a percentage of pre-tax book income or loss. AES Ohio began amortizing a deferred municipal tax shortage in September 2023, which partially offsets the ongoing amortization of the TCJA benefit.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Service cost	$0.7	$0.8	$1.9	$2.2
Interest cost	3.6	3.9	11.0	11.9
Expected return on plan assets	(3.7)	(4.4)	(11.1)	(13.2)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.7	0.8
Actuarial loss	0.9	0.3	2.9	0.9
Net periodic benefit cost	$1.8	$0.8	$5.4	$2.6

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during each of the nine month periods ended September 30, 2024 and 2023.

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

7. SHAREHOLDER'S EQUITY

During the nine months ended September 30, 2024, DPL made equity contributions of $200.0 million to AES Ohio.
During the nine months ended September 30, 2023, DPL made equity contributions of $260.0 million to AES Ohio.

The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2024, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $49.7 million, of $1.0 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

AES Ohio's revenue from contracts with customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Revenue from contracts with customers	$222.1	$223.6	$648.2	$661.9

The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$120.9	$127.8	$347.1	$377.9
Commercial revenue	41.9	42.7	120.5	124.8
Industrial revenue	17.4	16.5	50.1	50.4
Governmental revenue	7.4	6.8	19.5	18.7
Other (a)	2.7	3.5	9.0	9.9
Total retail revenue from contracts with customers	190.3	197.3	546.2	581.7
Other retail revenue	—	(0.2)	—	(0.2)
Wholesale revenue
Wholesale revenue from contracts with customers	4.5	4.2	12.3	11.3
RTO ancillary revenue	27.0	21.4	89.0	65.7
Capacity revenue	0.3	0.7	0.7	3.2
Miscellaneous revenue	3.3	(1.4)	8.4	(2.2)
Total revenue	$225.4	$222.0	$656.6	$659.5

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from customers were as follows:

$ in millions	September 30, 2024	December 31, 2023
Receivables from contracts with customers	$93.4	$89.4

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

EXECUTIVE SUMMARY

DPL
For the three months ended September 30, 2024, DPL's income before income tax of $2.8 million was lower by $45.4 million, or 94%, compared to the prior period income before income tax of $48.2 million, and, for the nine months ended September 30, 2024, DPL's income before income tax of $18.5 million was lower by $21.4 million, or 54%, compared to the prior period income before income tax of $39.9 million, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Decrease due to prior year deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	$(39.6)	$(39.6)
Decrease due to higher operation and maintenance expenses	(12.3)	(20.5)
Decrease due to higher depreciation and amortization driven by assets placed in service	(5.1)	(8.5)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(2.9)	(7.0)
Decrease due to higher interest expense primarily from increased borrowings	(2.6)	(6.3)
Increase due to higher transmission revenue driven by an increase in transmission investments	5.5	23.2
Increase in the DIR, with the approval of ESP 4	8.4	23.1
Increase in retail margin due to higher volumes driven by weather and higher retail demand	3.2	13.9
Other	—	0.3
Net change in Income before income tax	$(45.4)	$(21.4)

AES Ohio
For the three months ended September 30, 2024, AES Ohio's income before income tax of $10.6 million was lower by $44.5 million, or 81%, compared to the prior period income before income tax of $55.1 million, and, for the nine months ended September 30, 2024, AES Ohio's income before income tax of $41.2 million was lower by $22.9 million, or 36%, compared to the prior period income before income tax of $64.1 million, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Decrease due to prior year deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	$(39.6)	$(39.6)
Decrease due to higher operation and maintenance expenses	(11.6)	(21.0)
Decrease due to higher depreciation and amortization driven by assets placed in service	(4.9)	(8.1)
Decrease due to higher interest expense primarily from increased borrowings	(2.4)	(7.3)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(2.9)	(6.9)
Increase due to higher transmission revenue driven by an increase in transmission investments	5.5	23.2
Increase in the DIR, with the approval of ESP 4	8.4	23.1
Increase in retail margin due to higher volumes driven by weather and higher retail demand	3.2	13.9
Other	(0.2)	(0.2)
Net change in income before income tax	$(44.5)	$(22.9)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2024	2023	$ change	% change	2024	2023	$ change	% change
REVENUE:
Retail	$190.3	$197.1	$(6.8)	(3.5)%	$546.2	$581.5	$(35.3)	(6.1)%
Wholesale	4.3	4.0	0.3	7.5%	11.6	10.8	0.8	7.4%
RTO ancillary	27.0	21.5	5.5	25.6%	89.0	65.8	23.2	35.3%
Capacity revenue	0.3	0.7	(0.4)	(57.1)%	0.7	3.2	(2.5)	(78.1)%
Miscellaneous revenue	5.6	0.9	4.7	522.2%	15.6	5.0	10.6	212.0%
Total revenue	227.5	224.2	3.3	1.5%	663.1	666.3	(3.2)	(0.5)%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	52.7	47.8	4.9	10.3%	172.0	225.7	(53.7)	(23.8)%
RTO charges	31.6	19.4	12.2	62.9%	71.5	51.2	20.3	39.6%
Net purchased power cost	84.3	67.2	17.1	25.4%	243.5	276.9	(33.4)	(12.1)%
Operation and maintenance	66.9	56.6	10.3	18.2%	188.9	170.7	18.2	10.7%
Depreciation and amortization	25.7	20.6	5.1	24.8%	69.4	60.9	8.5	14.0%
Taxes other than income taxes	28.1	25.2	2.9	11.5%	84.4	77.4	7.0	9.0%
Loss on asset disposal	—	—	—	—%	1.3	—	1.3	100.0%
Total operating costs and expenses	205.0	169.6	35.4	20.9%	587.5	585.9	1.6	0.3%

OPERATING INCOME	22.5	54.6	(32.1)	(58.8)%	75.6	80.4	(4.8)	(6.0)%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(21.1)	(7.8)	(13.3)	170.5%	(62.2)	(45.2)	(17.0)	37.6%
Other income, net	1.4	1.4	—	—%	5.1	4.7	0.4	8.5%
Total other expense, net	(19.7)	(6.4)	(13.3)	207.8%	(57.1)	(40.5)	(16.6)	41.0%

INCOME BEFORE INCOME TAX (a)	$2.8	$48.2	$(45.4)	(94.2)%	$18.5	$39.9	$(21.4)	(53.6)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2024	2023	change	% change	2024	2023	change	% change
Actual
Heating degree-days	18	17	1	5.9%	2,627	2,733	(106)	(3.9)%
Cooling degree-days	815	722	93	12.9%	1,258	948	310	32.7%

30-year average (b)
Heating degree-days	68	70			3,389	3,431
Cooling degree-days	691	684			1,003	992

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2024	2023	change	% change	2024	2023	change	% change
Retail electric sales (b)
Residential	1,456	1,359	97	7.1%	4,076	3,793	283	7.5%
Commercial	1,003	996	7	0.7%	2,782	2,687	95	3.5%
Industrial	925	946	(21)	(2.2)%	2,716	2,695	21	0.8%
Governmental	330	323	7	2.2%	916	881	35	4.0%
Other	13	11	2	18.2%	33	32	1	3.1%
Total retail electric sales	3,727	3,635	92	2.5%	10,523	10,088	435	4.3%
Wholesale electric sales (c)	120	118	2	1.7%	120	336	(216)	(64.3)%
Total electric sales	3,847	3,753	94	2.5%	10,643	10,424	219	2.1%

Billed electric customers (end of period)					541,287	537,997	3,290	0.6%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 487 kWh and 659 kWh for the three months ended and 1,481 kWh and 2,211 kWh for the nine months ended September 30, 2024 and 2023, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three and nine months ended September 30, 2024 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
8.0%
6.0%
4.0%
2.0%
0.0%
(2.0)%
1.3%
7.1%
(2.1)%
0.7%
(2.2)%
(2.2)%
1.7%
2.7%
(0.5)%
2.5%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2024 vs. 2023 Weather-normalized QTD
2024 vs. 2023 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
8.0%
6.0%
4.0%
2.0%
0.0%
Percentage Change
7.5%
0.5%
3.5%
0.8%
0.8%
0.8%
3.5%
3.9%
0.9%
4.3%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2024 vs. 2023 Weather-normalized YTD
2024 vs. 2023 Actual YTD

During the three months ended September 30, 2024, revenue increased $3.3 million to $227.5 million compared to $224.2 million in the same period of the prior year, and, during the nine months ended September 30, 2024, revenue decreased $3.2 million to $663.1 million compared to $666.3 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Retail
Rate
Increase in the DIR	$8.4	$23.1
Increase in the TCRR	12.0	19.3
Increase in the Legacy Generation Resource Rider	3.9	15.1
Increase in the Infrastructure Investment Rider	2.2	7.6
Increase in the Regulatory Compliance Rider	1.8	6.8
Increase in the Storm Rider	1.8	5.4
Decrease in the Competitive Bid Revenue Rider Rate	(13.1)	(27.8)
Decrease in the USF Revenue Rate Rider	(5.8)	(15.3)
Other	(1.2)	0.1
Net change in retail rate	10.0	34.3

Volume
Net increase in demand primarily due to favorable weather	3.2	13.9
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(19.5)	(82.8)
Net change in retail volume	(16.3)	(68.9)

Other miscellaneous	(0.5)	(0.7)
Net retail change	(6.8)	(35.3)

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	0.3	0.8

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	5.1	20.7

Other
Miscellaneous revenue	4.7	10.6
Net change in revenue	$3.3	$(3.2)

DPL – Net Purchased Power
During the three months ended September 30, 2024, net purchased power increased $17.1 million to $84.3 million compared to $67.2 million in the same period of the prior year, and, during the nine months ended September 30, 2024, net purchased power decreased $33.4 million to $243.5 million compared to $276.9 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Net purchased power
Purchased power
Rate
Decrease primarily due to lower prices in the competitive bid process, partially offset by higher amortization of previously deferred purchased power costs being recovered through customer rates	$(2.8)	$(7.0)
Increase due to prior year deferral of purchased power costs associated with the approval of ESP 4	28.9	28.9
Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(21.2)	(75.6)
Total purchased power change	4.9	(53.7)

RTO charges
Increase primarily due to increase in TCRR rates	12.2	20.3
Net change in purchased power	$17.1	$(33.4)

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2024, Operation and maintenance expense increased $10.3 million and $18.2 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase in charges from Service Company	$5.4	$11.3
Increase in contracted services	5.1	9.3
Increase in Storm cost recovery (a)	1.8	5.4
Increase in vegetation management (a)	1.0	3.9
Increase from collection of deferred uncollectible expense (a)	1.0	3.7
Decrease in USF rider (a)	(5.8)	(15.3)
Other	1.8	(0.1)
Net change in operation and maintenance expense	$10.3	$18.2

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

DPL – Depreciation and Amortization
During the three and nine months ended September 30, 2024, Depreciation and amortization increased $5.1 million and $8.5 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2024, Taxes other than income taxes increased $2.9 million and $7.0 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

DPL – Interest Expense, Net
During the three and nine months ended September 30, 2024, Interest expense, net increased $13.3 and $17.0, respectively, compared to the same periods in the prior year. The increase was primarily due to the prior year deferral of carrying costs associated with the approval of ESP 4, as well as new debt issuances at AES Ohio, partially offset by an increase in AFUDC debt.

DPL – Income Tax Expense / (Benefit)

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2024	2023	change	% change	2024	2023	change	% change
Income tax expense / (benefit)	(7.5)	9.6	(17.1)	(178)%	(4.6)	5.3	(9.9)	(187)%

The decreases in income tax expense / (benefit) of $(17.1) million and $(9.9) million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income in the prior year, and an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio.

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

The following table presents DPL’s Income / (loss) before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Utility	$10.6	$55.1	$41.2	$64.1
Other	(7.8)	(6.9)	(22.7)	(24.2)
Income before income tax (a)	$2.8	$48.2	$18.5	$39.9

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

RESULTS OF OPERATIONS – AES Ohio

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2024	2023	$ change	% change	2024	2023	$ change	% change
REVENUE:
Retail	$190.3	$197.1	$(6.8)	(3.5)%	$546.2	$581.5	$(35.3)	(6.1)%
Wholesale	4.5	4.2	0.3	7.1%	12.3	11.3	1.0	8.8%
RTO ancillary	27.0	21.4	5.6	26.2%	89.0	65.7	23.3	35.5%
Capacity revenue	0.3	0.7	(0.4)	(57.1)%	0.7	3.2	(2.5)	(78.1)%
Miscellaneous revenue	3.3	(1.4)	4.7	(335.7)%	8.4	(2.2)	10.6	(481.8)%
Total revenue	225.4	222.0	3.4	1.5%	656.6	659.5	(2.9)	(0.4)%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	52.7	47.9	4.8	10.0%	171.9	225.7	(53.8)	(23.8)%
RTO charges	31.4	19.3	12.1	62.7%	70.9	50.7	20.2	39.8%
Net purchased power cost	84.1	67.2	16.9	25.1%	242.8	276.4	(33.6)	(12.2)%
Operation and maintenance	66.3	56.7	9.6	16.9%	187.8	169.1	18.7	11.1%
Depreciation and amortization	25.2	20.3	4.9	24.1%	68.0	59.9	8.1	13.5%
Taxes other than income taxes	28.1	25.2	2.9	11.5%	84.2	77.3	6.9	8.9%
Loss on asset disposal	—	—	—	—%	1.1	—	1.1	100.0%
Total operating costs and expenses	203.7	169.4	34.3	20.2%	583.9	582.7	1.2	0.2%

Operating income	21.7	52.6	(30.9)	(58.7)%	72.7	76.8	(4.1)	(5.3)%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(11.8)	1.3	(13.1)	(1,007.7)%	(34.7)	(16.7)	(18.0)	107.8%
Other income, net	0.7	1.2	(0.5)	(41.7)%	3.2	4.0	(0.8)	(20.0)%
Total other income / (expense), net	(11.1)	2.5	(13.6)	(544.0)%	(31.5)	(12.7)	(18.8)	148.0%

INCOME BEFORE INCOME TAX (a)	$10.6	$55.1	$(44.5)	(80.8)%	$41.2	$64.1	$(22.9)	(35.7)%

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

During the three months ended September 30, 2024, revenue increased $3.4 million to $225.4 million compared to $222.0 million in the same period of the prior year, and, during the nine months ended September 30, 2024, revenue decreased $2.9 million to $656.6 million compared to $659.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Retail
Rate
Increase in the DIR	$8.4	$23.1
Increase in the TCRR	12.0	19.3
Increase in the Legacy Generation Resource Rider	3.9	15.1
Increase in the Infrastructure Investment Rider	2.2	7.6
Increase in the Regulatory Compliance Rider	1.8	6.8
Increase in the Storm rider	1.8	5.4
Decrease in the Competitive Bid Revenue Rider Rate	(13.1)	(27.8)
Decrease in the USF Revenue Rate Rider	(5.8)	(15.3)
Other	(1.2)	0.1
Net change in retail rate	10.0	34.3

Volume
Net increase in demand primarily due to favorable weather	3.2	13.9
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(19.5)	(82.8)
Net change in retail volume	(16.3)	(68.9)

Other miscellaneous	(0.5)	(0.7)
Net retail change	(6.8)	(35.3)

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	0.3	1.0

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	5.2	20.8

Other
Miscellaneous revenue	4.7	10.6
Net change in revenue	$3.4	$(2.9)

AES Ohio – Net Purchased Power
During the three months ended September 30, 2024, net purchased power increased $16.9 million to $84.1 million compared to $67.2 million in the same period of the prior year, and, during the nine months ended September 30, 2024, net purchased power decreased $33.6 million to $242.8 million compared to $276.4 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Net purchased power
Purchased power
Rate
Decrease primarily due to lower prices in the competitive bid process, partially offset by higher amortization of previously deferred purchased power costs being recovered through customer rates	$(2.8)	$(7.0)
Increase due to prior year deferral of purchased power costs associated with the approval of ESP 4	28.9	28.9
Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(21.3)	(75.7)
Total purchased power change	4.8	(53.8)

RTO charges
Increase primarily due to increase in TCRR rates	12.1	20.2
Net change in purchased power	$16.9	$(33.6)

AES Ohio – Operation and Maintenance
During the three and nine months ended September 30, 2024, Operation and Maintenance expense increased $9.6 million and $18.7 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase in charges from Service Company	$5.2	$11.8
Increase in contracted services	5.1	9.4
Increase in Storm cost recovery (a)	1.8	5.4
Increase in vegetation management (a)	1.0	3.9
Increase in collection of deferred uncollectible expense (a)	1.0	3.7
Decrease in USF rider (a)	(5.8)	(15.3)
Other	1.3	(0.2)
Net change in operation and maintenance expense	$9.6	$18.7

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

AES Ohio – Depreciation and Amortization
During the three and nine months ended September 30, 2024, Depreciation and amortization increased $4.9 million and $8.1 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2024, Taxes other than income taxes increased $2.9 million and $6.9 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values in the current year.

AES Ohio – Interest Expense, Net
During the three and nine months ended September 30, 2024, Interest expense, net increased $13.1 million and $18.0 million, respectively, compared to the same periods in the prior year. The increase was primarily due to the prior year deferral of carrying costs associated with the approval of ESP 4, as well as new debt issuances at AES Ohio, partially offset by an increase in AFUDC debt.

AES Ohio – Income Tax Expense / (Benefit)

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2024	2023	change	% change	2024	2023	change	% change
Income tax expense / (benefit)	(1.9)	11.5	(13.4)	(117)%	4.2	11.3	(7.1)	(63)%

The decreases in income tax expense / (benefit) of $(13.4) million and $(7.1) million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income in the prior year, and an increase in the net tax benefit related to the reversal of excess deferred taxes.

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

Regulatory
DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2023 Form 10-K and Forms 10-Q previously filed with the SEC during 2024 describe other regulatory matters, which have not materially changed since those filings.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following Smart Grid Phase 1, which ends June 2025. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties on the pending Smart Grid Phase 2 Application. The Settlement will provide for a four-year plan to invest $240.5 million of capital and $18.6 million of operations and maintenance expense related to grid modernization, support of Distributed Energy Resources and Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Investment Infrastructure Rider. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

Distribution Rate Case - On October 30, 2024, AES Ohio filed a Pre-filing Notice of Intent to file an application to increase rates for distribution service. The Distribution Rate Case Application will be filed on November 29, 2024.

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

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $41.0 million and $19.6 million, respectively, as of September 30, 2024. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,852.3 million and $1,021.7 million, respectively.

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

During the nine months ended, DPL received $200.0 million in equity contributions from AES. DPL then made the same investments in AES Ohio. The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Nine months ended September 30,
$ in millions	2024	2023
Net cash provided by operating activities	$93.6	$16.9
Net cash used in investing activities	(473.4)	(301.8)
Net cash provided by financing activities	379.8	303.7
Net increase in cash, cash equivalents and restricted cash	—	18.8
Balance at beginning of period	41.1	30.6
Cash, cash equivalents and restricted cash at end of period	$41.1	$49.4

The following cash flow review compares the cash flows of DPL for the nine months ended September 30, 2024 to the cash flows for the nine months ended September 30, 2023.

DPL – Operating activities

	Nine months ended September 30,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income	$23.1	$34.6	$(11.5)
Depreciation and amortization	69.4	60.9	8.5
Deferred income taxes	11.6	20.9	(9.3)
Other adjustments to net income	(1.5)	(0.9)	(0.6)
Net income, adjusted for non-cash items	102.6	115.5	(12.9)
Net change in operating assets and liabilities and other	(9.0)	(98.6)	89.6
Net cash provided by operating activities	$93.6	$16.9	$76.7

The net change in operating assets and liabilities during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of payments	$60.2
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers and the prior year deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	60.2
Increase from taxes applicable to subsequent years driven by changes in property taxes	16.8
Decrease from accrued taxes payable / receivable primarily due to tax payments of $21.0 million from AES in the prior year and changes in income tax expense / (benefit)	(44.6)
Other	(3.0)
Net change in operating assets and liabilities and other	$89.6

DPL – Investing activities
Net cash used in investing activities increased $171.6 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(164.7)
Higher cost of removal payments	(5.9)
Other	(1.0)
Net change in investing activities	$(171.6)

DPL – Financing activities
Net cash provided by financing activities increased $76.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by the following:

$ in millions	$ Change
Increase due to short-term borrowings	$150.0
Increase due to higher net borrowings on revolving credit facilities	65.0
Decrease due to lower issuances of long-term debt at AES Ohio	(100.0)
Decrease due to lower equity contributions from parent in the current year	(39.0)
Other	0.1
Net change in financing activities	$76.1

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Nine months ended September 30,
$ in millions	2024	2023
Net cash provided by operating activities	$117.5	$17.8
Net cash used in investing activities	(472.2)	(299.2)
Net cash provided by financing activities	358.8	294.7
Net increase in cash, cash equivalents and restricted cash	4.1	13.3
Balance at beginning of period	15.6	19.8
Cash, cash equivalents and restricted cash at end of period	$19.7	$33.1

The following cash flow review compares the cash flows of AES Ohio for the nine months ended September 30, 2024 to the cash flows for the nine months ended September 30, 2023.

AES Ohio – Operating activities

	Nine months ended September 30,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income	$37.0	$52.8	$(15.8)
Depreciation and amortization	68.0	59.9	8.1
Deferred income taxes	4.2	11.3	(7.1)
Other adjustments to net income	(3.2)	(2.5)	(0.7)
Net income, adjusted for non-cash items	106.0	121.5	(15.5)
Net change in operating assets and liabilities and other	11.5	(103.7)	115.2
Net cash provided by operating activities	$117.5	$17.8	$99.7

The net change in operating assets and liabilities during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of payments	$60.0
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers and the prior year deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	60.2
Other	(5.0)
Net change in operating assets and liabilities and other	$115.2

AES Ohio – Investing activities
Net cash used in investing activities increased $173.0 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(166.2)
Higher cost of removal payments	(5.9)
Other	(0.9)
Net change in investing activities	$(173.0)

AES Ohio – Financing activities
Net cash provided by financing activities increased $64.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by the following:

$ in millions	$ Change
Increase due to short-term borrowings	$150.0
Increase due to lower distributions to DPL in the current year	44.0
Increase due to higher net borrowings on revolving credit facilities	30.0
Decrease due to lower issuances of long-term debt at AES Ohio	(100.0)
Decrease due to lower equity contributions from DPL in the current year	(60.0)
Other	0.1
Net change in financing activities	$64.1

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

At September 30, 2024, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2024
AES Ohio Credit Agreement	Revolving	December 2027	$250.0	$205.0

For the AES Ohio Credit Agreement, as of September 30, 2024, there were $45.0 million in borrowings under the facility, with the remaining $205.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

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

Debt ratings	DPL Rating	DPL Outlook	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BB (a)	Positive	BBB+ (b)	Stable
Moody's Investors Service, Inc.	Ba2 (a)	Positive	Baa1 (b)	Stable
Standard & Poor's Financial Services LLC	BB (a)	Positive	BBB (b)	Positive

Credit ratings	DPL Rating	DPL Outlook	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BB	Positive	BBB-	Stable
Moody's Investors Service, Inc.	Ba2	Positive	Baa3	Stable
Standard & Poor's Financial Services LLC	BB	Positive	BB	Positive

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2023 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. During the fiscal quarter ended September 30, 2024, we implemented SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries, which involved changes to related processes that are part of our system of internal controls over financial reporting and require testing for effectiveness.

Other than the system and related process changes described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2023 and Forms 10-Q for the quarters ended March 31, and June 30, 2024, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

DPL	DP&L	Exhibit Number	Exhibit	Location
X		10.1	AES Ohio Holdings, Inc. Purchase and Sale Agreement dated September 13, 2024 by and between DPL Inc. and Astrid Holdings LP.	Filed herewith as Exhibit 10.1
X		10.2	AES Ohio Investments, Inc. Purchase and Sale Agreement dated September 13, 2024 by and between DPL Inc. and Astrid Holdings LP.	Filed herewith as Exhibit 10.2
X	X	10.3	Term Loan Agreement, dated as of August 14, 2024, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as bookrunner and joint lead arranger and US Bank National Association, as syndication agent and joint lead arranger.	Exhibit 10.1 to Report on Form 8-K filed August 14, 2024 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	October 31, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	October 31, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	October 31, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	October 31, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)