Form 10-K
period 2024-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2025-03-05
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At December 31, 2024, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

GLOSSARY OF TERMS
The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
$150 million Term Loan Agreement	AES Ohio's 364-day term loan agreement. This agreement matures on August 13, 2025, and bears interest at variable rates.
401(k) Plans	AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees
AES	The AES Corporation - a global energy company, the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$250.0 million AES Ohio Second Amended and Restated Credit Agreement, dated as of December 22, 2022
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owned and operated generation facilities from which it made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure - AES Ohio is currently deploying advanced meters to approximately 95% of its customers as part of the PUCO-approved Smart Grid Comprehensive Settlement.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	FASB Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Capacity Market	The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years.
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CODM	Chief Operating Decision Maker - the individual or individuals responsible for allocating resources and assessing performance of our segment
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. Unit 4 was closed in May 2020 and AES Ohio Generation's interest was sold in June 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CRES	Competitive Retail Electric Service - In Ohio, generation service is competitive and all customers can elect to contract with a CRES provider to receive their generation service.
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act - a federal law that regulates discharges of pollutants into the water of the United States and establishes quality standards for surface waters
DIR	Distribution Investment Rider - established in ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2025 is $49.4 million.
DPL	DPL Inc. and its subsidiaries
DPL Credit Agreement	DPL Inc. Amended and Restated Credit Agreement, dated as of June 19, 2019. This agreement was retired on June 14, 2023.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL and does business as AES Ohio.
DRO	Distribution Rate Order - the order issued by the PUCO on December 14, 2022 establishing new base distribution rates for DP&L, which became effective on September 1, 2023.
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
EPA	U. S. Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
The ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its ESP 3 Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan, effective December 19, 2019. This ESP was superseded by ESP 4, which was approved on August 9, 2023.

ESP 3	DP&L's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This ESP 3 was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan.
ESP 4	DP&L's ESP filed September 26, 2022. The PUCO approved this ESP on August 9, 2023.
FASB	Financial Accounting Standards Board

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

Term	Definition
FERC	Federal Energy Regulatory Commission
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation	The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities, excluding those of the Beckjord and Hutchings Coal Stations, pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation
GHG	Greenhouse gas - air pollutants largely emitted from combustion
kWh	Kilowatt hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting	Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
O&M	Operation and Maintenance
OAQDA	Ohio Air Quality Development Authority
OCC	The Ohio Consumers' Counsel - The OCC is the statewide legal representative for Ohio’s Residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings.
OSHA	The U.S. Occupational Safety and Health Administration
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO - AES Ohio is required by statute to be a member of an RTO and is currently a member of PJM, which coordinates the reliability and transmission operations of the bulk power system and operates wholesale energy and ancillary markets across 13 states and the District of Columbia.
PRP	Potentially Responsible Party - a PRP is considered by the EPA to be potentially responsible for ground contamination and the EPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money
PUCO	Public Utilities Commission of Ohio - The Commission regulates AES Ohio as it relates to the retail rates, tariffs and utility service to its customers.
RSC	Rate Stabilization Charge
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to certain AES U.S. companies including DPL and AES Ohio
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	In February 2024, AES Ohio applied for PUCO approval of the second phase of its grid modernization plan, covering ten years of investment following Smart Grid Phase 1.
SOFR	Secured Overnight Financing Rate
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
T&D	Transmission and Distribution - Transmission relates to long distance transmission of electricity under FERC jurisdiction, and Distribution relates to local distribution of electricity under PUCO jurisdiction
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

Term	Definition
U.S.	United States of America
USD	U. S. dollar
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
WPAFB	Wright-Patterson Air Force Base

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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
▪the use of derivative contracts;

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
▪the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A. - Risk Factors in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

HUMAN CAPITAL MANAGEMENT

DPL's employees are essential to delivering and maintaining reliable service to our customers. DPL and its subsidiaries employed 707 people (650 full-time) at December 31, 2024, all of whom were employed by AES Ohio. Approximately 62% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2026.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure, as well as formal programs including the AES ACE Academy for Talent Development, and our Trainee Program.

We believe that our individual differences make us stronger. Our Global Diversity and Inclusion Program is led by the AES Diversity and Inclusion Officer. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Global Leadership Team.
Compensation
Our compensation philosophy emphasizes pay-for-performance. Our incentive plans are designed to reward strong performance, with greater compensation paid when performance exceeds expectations and less compensation paid when performance falls below expectations. We invest significant time and resources to ensure our compensation programs are competitive and reward the performance of our people. Every year, our people who are not part of a collective bargaining agreement are eligible for an annual merit-based salary increase. In addition, individuals are eligible for a salary increase if they receive a significant promotion. For non-collectively bargained employees at certain levels in the organization, we offer annual incentives (bonus) and long-term compensation to reinforce the alignment between employees and AES.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
On November 29, 2024, AES Ohio filed a new distribution rate case application with the PUCO. This rate case application proposes an increase to AES Ohio's annual distribution revenue requirement of $235.2 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider.

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

For more information regarding AES Ohio's ESP and distribution rate cases and other regulatory items, see Note 2. Regulatory Matters of the Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

For further information about these risks, see Item 1A. – Risk Factors of this Annual Report on Form 10-K. Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; our businesses are subject to stringent environmental laws, rules and regulations; and concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2024.

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

Trump Administration Actions Affecting Environmental Regulations
On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a memorandum titled “Regulatory Freeze Pending Review” directing agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. These actions may have an impact on regulations that may affect our business, financial condition, or results of operations.

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
•revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the EPA on November 3, 2015 (and subsequently revised) and commonly referred to as the ELG rules; and
•Clean Water Act rules for selenium.
Notice of Potential Liability for Third Party Disposal Site
In December 2003, AES Ohio and other parties received notices that the EPA considered AES Ohio and other parties PRPs for the Tremont City Landfill site, located near Dayton, Ohio. On October 16, 2019, AES Ohio received another notice from the EPA claiming that AES Ohio is a PRP for the portion of the site known as the barrel fill.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released its first in a series of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek and four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions were consolidated in Electric Energy, Inc. v. EPA. On June 28, 2024, the court dismissed the petitions for review, finding that the EPA actions were an application of the existing CCR regulations. It is too early to determine the direct or indirect impact of this ruling or if additional litigation might be pursued.

On May 8, 2024, the EPA published final revisions to the CCR Rule, which were effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the U. S. Supreme Court, which was denied by the court on December 11, 2024. It is too early to determine any potential impact from these revisions to the CCR Rule.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. On January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has and continues to gather annually for the Conference to the Parties on the UN Framework Convention on Climate.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
HOW TO CONTACT DPL AND AES Ohio AND SOURCES OF OTHER INFORMATION
Our principal offices are located at 1065 Woodman Drive, Dayton, Ohio 45432, and our telephone number is (937) 259-7215.

We encourage investors, the media, our customers and others interested in DPL or AES Ohio to review the information we post at www.aes-ohio.com. None of the information on our website is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only. The SEC maintains an internet website that contains this report and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in this item include risks associated with our operations, governmental regulation and laws and our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the DPL's Consolidated Financial Statements and concerning AES Ohio set forth in the AES Ohio's Financial Statements in Item 8. – Financial Statements and Supplementary Data and more information in Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face.

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

Our membership in an RTO presents risks that could have a material adverse effect on our results of operations, financial condition and cash flows.

On October 1, 2004, in compliance with Ohio law, AES Ohio turned over control of its transmission functions and fully integrated into PJM, an RTO.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

As a member of PJM, AES Ohio is also subject to certain additional risks including those associated with the allocation of losses caused by unreimbursed defaults of other participants in PJM markets among PJM members and those associated with complaint cases filed against PJM that may seek refunds of revenue previously earned by PJM members including AES Ohio. These amounts could be significant and have a material adverse effect on our results of operations, financial condition and cash flows.

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

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, equipment or process failure, catastrophic events, such as fires and/or explosions, facility outages, labor disputes, accidents or injuries, operator error or inoperability of key infrastructure internal or external to us and events occurring on third party systems that interconnect to and affect our system. The failure of our transmission and distribution system to fully operate and deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adoption of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity timely enough to accommodate the potential increased demand. Also, as a result of the above risks and other potential risks and hazards associated with transmission and distribution operations, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Further, any increased costs or adverse changes in the insurance markets may cause delays or inability in maintaining insurance coverage on terms similar to those presently available to us or at all. A successful claim for which we are not fully insured could have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

Further, our construction program calls for extensive expenditures for capital improvements and additions, including the installation of upgrades, additions and improvements to transmission and distribution facilities, as well as other initiatives. As a result, we may engage contractors and enter into agreements to acquire necessary materials and/or obtain required construction related services. In addition, some contracts may provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices or cause construction delays in a significant manner. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by AES Ohio to comply with requirements or expectations, particularly with regard to the cost of the project. If these events were to occur, we might incur losses or delays in completing construction.

Highly infectious or contagious disease outbreaks could impact our business and operations.
Regional or global outbreaks of infectious or contagious diseases, such as COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•decline in customer demand as a result of general decline in business activity;
•destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);
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
•a deterioration in our ability to ensure business continuity during a disruption, including increased cybersecurity attacks related to a work-from-home environment;
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

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

Failure to maintain an effective system of internal controls over financial reporting could result in material misstatements in our financial statements, the disallowance of cost recovery, or incorrect payment processing.

Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations in order to, among other things, disclose and report financial and other information in connection with

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
the recovery of our costs and with our reporting requirements under federal securities, tax and other laws and regulations and to properly process payments. We have also implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002. Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors. While we believe these controls, policies, practices and systems are adequate to verify data integrity, the identification of significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner could lead to undetected errors that could result in material misstatements in our financial statements, the disallowance of cost recovery, or incorrect payment processing. The consequences of these events could have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
Cyber attacks and data security breaches could harm our business

Our business relies on electronic systems and network technologies to operate our transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. We also store and use customer, employee, and other personal information and other confidential and sensitive information. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to the Russia/Ukraine conflict. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach of our systems or certain of our third party vendor systems may:

•impact our operations, revenue, strategic objectives, customer and vendor relationships;
•expose us to negative publicity, legal claims, regulatory investigations and proceedings and associated penalties or liabilities;
•require extensive repair and restoration costs for additional security measures to avert future attacks;
•impair our reputation and limit our competitiveness for future opportunities; and
•impact our financial and accounting systems and, subsequently, our ability to correctly record, process and report financial information.

We have implemented measures to help prevent unauthorized access to our systems and facilities, including certain measures to comply with mandatory regulatory reliability standards.

To date, cyber breaches have not had a material impact on our operations or financial results. We continue to assess potential threats and vulnerabilities and make investments to address them, including global monitoring of networks and systems, identifying and implementing new technology, improving user awareness through employee security training, and updating our security policies as well as those for third-party providers.

We cannot guarantee the extent to which our security measures will prevent future cyber attacks and security breaches or that our insurance coverage will adequately cover any losses we may experience.

See ITEM 1C. CYBERSECURITY for additional information.

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

In addition, we are currently making, and expect to continue to make, investments in our information technology systems and infrastructure, some of which are significant. In 2024, we implemented certain replacement information systems, including our customer information and billing system. Failure to manage the ongoing implementations associated with this initiative, including with respect to our systems for billing and collecting from our customers, could, if significant, result in a material adverse effect on our results of operations, financial condition and cash flows.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

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

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. The international community has and continues to gather annually for Conference to the Parties of the United Nations Framework Convention on Climate Change. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which, became effective for the U.S. on February 19, 2021. On January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
flows and reputation if such changes are significant. Please see Item 1. - Business - Environmental Matters for more information of environmental matters impacting us, including those relating to regulation of GHG emissions.

If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, which likely would not be recoverable from customers through regulated rates.

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

See Note 2. Regulatory Matters and Note 10. Contractual Obligations, Commercial Commitments and Contingencies of DPL's Consolidated Financial Statements and Note 2. Regulatory Matters and Note 9. Contractual Obligations, Commercial Commitments and Contingencies of AES Ohio's Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

Tax legislation initiatives or challenges to our tax positions could adversely affect our operations and financial condition.

We are subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative measures may be enacted that could adversely affect our overall tax positions regarding income or other

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

As of December 31, 2024, the carrying value of DPL's debt was $2,129.4 million and the carrying value of AES Ohio's debt was $1,302.3 million. Of AES Ohio's indebtedness, there was $1,005.0 million of First Mortgage Bonds as of December 31, 2024, which are secured by the pledge of substantially all of the assets of AES Ohio under the terms of AES Ohio’s First and Refunding Mortgage. This level of indebtedness and related security has important consequences, including:

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

AES’ Chief Information Security Officer (“CISO”) reports to AES’ General Counsel and is the head of AES' cybersecurity team. The CISO is responsible for assessing and managing AES’ cyber risk management program globally, including DPL and its subsidiaries. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. AES’ CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2024.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants. The global team includes local cybersecurity professionals that manage the operational technology (OT) network security of DPL and its subsidiaries to demonstrate compliance with the NERC-Critical Infrastructure Protection (CIP) standards and PUCO regulation.

Our Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The CISO briefs the Board of Directors on the effectiveness of our cyber risk management program periodically and as needed.

We consider cybersecurity as part of the enterprise risk process, including organized and structured reporting protocols. The prioritization of cybersecurity risk is aligned with overall risk management processes.

In addition, our management team considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks, at monthly performance review meetings. Our CEO, CFO and other members of senior management participate in such meetings.

We have also established an Incident Response Team and associated protocol led by AES’ CISO that governs our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this protocol provides for escalating notification to our CEO and our Board. We regularly practice our incident response through executive tabletop exercises.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the risk factor entitled Cyber attacks and data security breaches could harm our business in Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 4, 2025, all of the outstanding common stock of DPL is owned indirectly by AES and directly by a wholly-owned subsidiary of AES. AES Ohio’s common stock is held solely by DPL. As a result, DPL and AES Ohio stock is not listed for trading on any stock exchange.

Distributions
AES Ohio declares and pays distributions on its common shares to its parent DPL from time to time as declared by the AES Ohio Board of Directors. During the years ended December 31, 2024, 2023 and 2022, AES Ohio declared and paid distributions totaling $40.0 million, $83.0 million and $64.0 million, respectively.

DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2024, DPL did not meet these requirements and was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries). For more information see Note 6. Debt of DPL's Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
OVERVIEW OF 2024 RESULTS AND STRATEGIC PERFORMANCE

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
some of our financial and enterprise-wide performance measures are company-specific performance goals, they are not benchmarked.

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of near miss events which provide learning opportunities to strengthen our safety practices and process. Our lagging safety metrics track lost workday cases and OSHA total recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

AES Ohio measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. AES Ohio also measures customer centricity on more of an individual basis by the industry metric of Customers Experiencing Multiple Interruptions of five or more times (“CEMI-5”). We measure customer perceptions of their overall experience using the Qualtrics XM platform. Areas measured include overall Customer Satisfaction as well as customer perceptions of affordability, reliability and customer service. We also subscribe to the J.D. Power Electric Utility Residential Customer Satisfaction Study.

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023. For a discussion comparing the results of operations for the year ended December 31, 2023 to the year ended December 31, 2022, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

DPL

Compared with the prior year, DPL's results for the year ended December 31, 2024 reflect a decrease in income before income tax of $31.5 million, or 74%, as well as a decrease in net income of $21.9 million, or 61%, primarily due to factors including, but not limited to:

$ in millions	2024 vs. 2023
Decrease due to prior year one-time deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	$(39.6)
Decrease due to higher operation and maintenance expenses	(32.7)
Decrease due to higher depreciation and amortization driven by assets placed in service	(13.1)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(12.7)
Decrease due to higher interest expense primarily from increased borrowings	(10.7)
Increase due to higher transmission revenue driven by an increase in transmission investments	32.0
Increase due to higher DIR revenues with the approval of ESP 4	28.4
Increase in retail margin due to higher volumes driven by weather and higher retail demand	17.1
Other	(0.2)
Net change in income before income tax	(31.5)
Net change in income tax expense / (benefit)	(9.6)
Net change in net income	$(21.9)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
AES Ohio

Compared with the prior year, AES Ohio's results for the year ended December 31, 2024 reflect a decrease in income before income tax of $34.8 million, or 46%, as well as a decrease in net income of $24.5 million, or 40%, primarily due to factors including, but not limited to:

$ in millions	2024 vs. 2023
Decrease due to prior year one-time deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	$(39.6)
Decrease due to higher operation and maintenance expenses	(33.7)
Decrease due to higher taxes other than income taxes driven by higher assessed values	(12.8)
Decrease due to higher depreciation and amortization driven by assets placed in service	(12.7)
Decrease due to higher interest expense primarily from increased borrowings	(11.7)
Increase due to higher transmission revenue driven by an increase in transmission investments	32.0
Increase due to higher DIR revenues with the approval of ESP 4	28.4
Increase in retail margin due to higher volumes driven by weather and higher retail demand	17.1
Other	(1.8)
Net change in income before income tax	(34.8)
Net change in income tax expense	(10.3)
Net change in net income	$(24.5)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
RESULTS OF OPERATIONS – DPL

The following review of consolidated results of operations compares the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023. For discussion comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for AES Ohio is presented elsewhere in this report.

Statements of Operations Highlights – DPL

	Years ended December 31,			Change 2024 vs. 2023		Change 2023 vs. 2022
$ in millions	2024	2023	2022	$	%	$	%
REVENUE:
Retail	$717.4	$744.9	$743.6	$(27.5)	(3.7)%	$1.3	0.2%
Wholesale	16.6	15.1	40.2	1.5	9.9%	(25.1)	(62.4)%
RTO ancillary	120.5	88.5	63.7	32.0	36.2%	24.8	38.9%
Capacity revenue	0.9	3.5	4.3	(2.6)	(74.3)%	(0.8)	(18.6)%
Miscellaneous revenue	21.1	9.0	17.2	12.1	134.4%	(8.2)	(47.7)%
Total revenue	876.5	861.0	869.0	15.5	1.8%	(8.0)	(0.9)%

Operating costs and expenses:
Purchased power:
Purchased power	218.2	278.5	392.6	(60.3)	(21.7)%	(114.1)	(29.1)%
RTO charges	98.2	68.4	77.6	29.8	43.6%	(9.2)	(11.9)%
Net purchased power	316.4	346.9	470.2	(30.5)	(8.8)%	(123.3)	(26.2)%
Operation and maintenance	259.1	232.1	184.7	27.0	11.6%	47.4	25.7%
Depreciation and amortization	95.2	82.1	80.0	13.1	16.0%	2.1	2.6%
Taxes other than income taxes	113.5	100.8	85.3	12.7	12.6%	15.5	18.2%
Other, net	1.2	—	(0.5)	1.2	—%	0.5	(100.0)%
Total operating costs and expenses	785.4	761.9	819.7	23.5	3.1%	(57.8)	(7.1)%

OPERATING INCOME	91.1	99.1	49.3	(8.0)	(8.1)%	49.8	101.0%

Other expense, net:
Interest expense, net	(85.0)	(63.6)	(67.8)	(21.4)	33.6%	4.2	(6.2)%
Other income, net	4.7	6.8	4.2	(2.1)	(30.9)%	2.6	61.9%
Total other expense, net	(80.3)	(56.8)	(63.6)	(23.5)	41.4%	6.8	(10.7)%

INCOME / (LOSS) BEFORE INCOME TAX (a)	$10.8	$42.3	$(14.3)	$(31.5)	(74.5)%	$56.6	(395.8)%

Income tax expense / (benefit)	$(3.0)	$6.6	$(9.6)	(9.6)	(145.5)%	16.2	(168.8)%

NET INCOME / (LOSS) (a)	$13.8	$35.7	$(4.7)	(21.9)	(61.3)%	$40.4	(859.6)%

(a)For purposes of discussing operating results, we present and discuss INCOME / (LOSS) BEFORE INCOME TAX and NET INCOME / (LOSS). This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
regulated rates and riders, including the changes to our ESP, described in Note 2. Regulatory Matters of DPL's Consolidated Financial Statements.

Heating and Cooling Degree-days (a)

	Years ended December 31,
	2024	2023	change	% change
Actual
Heating degree-days (a)	4,252	4,353	(101)	(2)%
Cooling degree-days (a)	1,289	988	301	30%

30-year average (b)
Heating-degree days	5,341	5,373
Cooling-degree days	1,025	1,014

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL and AES Ohio
	Years ended December 31,
	2024	2023	change	% change
Retail electric sales (b)
Residential	5,292	5,002	290	5.8%
Commercial	3,671	3,532	139	3.9%
Industrial	3,611	3,574	37	1.0%
Governmental	1,206	1,154	52	4.5%
Other	42	43	(1)	(2.3)%
Total retail electric sales	13,822	13,305	517	3.9%
Wholesale electric sales (c)	489	469	20	4.3%
Total electric sales	14,311	13,774	537	3.9%

Billed electric customers (end of period)	537,339	539,127	(1,788)	(0.3)%

(a)Electric sales are presented in millions of kWh.
(b)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,952 million kWh and 2,714 million kWh for the years ended December 31, 2024 and 2023, respectively.
(c)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2024, compared to the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
Percentage Change
6.0%
4.0%
2.0%
—%
0.9%
5.8%
1.8%
3.9%
1.0%
1.0%
4.2%
4.3%
1.5%
3.9%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2024 vs. 2023 Weather-normalized
2024 vs. 2023 Actuals

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
During the year ended December 31, 2024, Revenue increased $15.5 million to $876.5 million from $861.0 million in the same period of the prior year. This increase was a result of:

$ in millions	2024 vs. 2023
Retail
Rate
Increase in the DIR	$28.4
Increase in the TCRR	26.1
Increase in the Legacy Generation Resource Rider	18.7
Increase in the Infrastructure Investment Rider	10.5
Increase in the Regulatory Compliance Rider	6.7
Increase in the Storm Rider	5.2
Decrease in the Competitive Bid Revenue Rate Rider	(38.1)
Decrease in the USF Revenue Rate Rider	(18.9)
Other	2.2
Net change in retail rate	40.8

Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(83.8)
Increase in demand primarily due to favorable weather	17.1
Net change in retail volume	(66.7)

Other miscellaneous	(1.6)
Net retail change	(27.5)

Wholesale revenue
Increase primarily due to higher rates and volumes on power sales at OVEC	1.5

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	29.4

Miscellaneous revenue
Increase due to the Legacy Generation Resource Rider	12.1

Net change in revenue	$15.5

DPL – Net Purchased Power
During the year ended December 31, 2024, Net purchased power decreased $30.5 million compared to the prior year. This decrease was a result of:

$ in millions	2024 vs. 2023
Net purchased power
Purchased power
Rate
Increase due to prior year one-time deferral of purchased power costs associated with the approval of ESP 4	$28.9
Decrease primarily due to lower prices in the competitive bid process, partially offset by higher amortization of previously deferred purchased power costs being recovered through rates	(17.0)
Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(72.2)
Total purchased power change	(60.3)
RTO charges
Increase primarily due to higher TCRR rates	29.8
Net change in purchased power	$(30.5)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
DPL - Operation and Maintenance
During the year ended December 31, 2024, Operation and maintenance expense increased $27.0 million compared to the prior year. This increase was a result of:

$ in millions	2024 vs. 2023
Increase in contracted services	$12.9
Increase in IT costs, primarily associated with current year customer billing system upgrade	11.3
Increase in Storm Cost Recovery (a)	5.5
Increase in employee compensation and benefit costs	4.7
Increase in collection of deferred uncollectible expense (a)	4.2
Increase in vegetation management (a)	4.0
Increase due to higher expected credit losses	3.5
Decrease in the USF Rider (a)	(18.9)
Other, net	(0.2)
Net change in operation and maintenance	$27.0

(a)    There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

DPL – Depreciation and Amortization
During the year ended December 31, 2024, Depreciation and amortization increased $13.1 million compared to the prior year,primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the year ended December 31, 2024, Taxes other than income taxes increased $12.7 million compared to the prior year, primarily due to higher property taxes due to higher assessed values compared to the prior year driven by AES Ohio's capital expenditure program.

DPL – Interest Expense, Net
During the year ended December 31, 2024, Interest expense, net increased $21.4 million compared to the prior year, primarily due to new debt issuances at AES Ohio and the prior year one-time deferral of carrying costs associated with the approval of ESP 4, partially offset by an increase in AFUDC debt.

DPL – Other Income, Net
During the year ended December 31, 2024, Other income, net decreased $2.1 million compared to the prior year, driven primarily by higher defined benefit plan costs, partially offset by higher AFUDC equity.

DPL – Income Tax Expense / (Benefit)
Income tax benefit was $3.0 million for the year ended December 31, 2024 compared to income tax expense of $6.6 million for the year ended December 31, 2023. The decrease in income tax expense compared to the prior year was primarily due to lower pre-tax income and an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL manages its business through one reportable operating segment, the Utility segment, led by our Chief Executive Officer and Chief Financial Officer who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of DPL and are the most relevant measures considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Ohio, a public electric transmission and distribution utility, with all other nonutility business activities aggregated separately. See Note 1. Overview and Summary of Significant Accounting Policies of DPL's Consolidated Financial Statements for further information on AES Ohio. The “Other” nonutility category primarily includes interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

See Note 12. Business Segments of DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

The following table presents DPL’s Income / (loss) before income taxes and Net income / (loss) by business segment:

$ in millions	Utility	Other	DPL Consolidated
Year ended December 31, 2024
Income / (loss) before income taxes	$40.1	$(29.3)	$10.8
Income tax expense / (benefit)	3.2	(6.2)	(3.0)
Net income / (loss)	$36.9	$(23.1)	$13.8

Year ended December 31, 2023
Income / (loss) before income taxes	$74.9	$(32.6)	$42.3
Income tax expense / (benefit)	13.5	(6.9)	6.6
Net income / (loss)	$61.4	$(25.7)	$35.7

Year ended December 31, 2022
Income / (loss) before income taxes	$15.8	$(30.1)	$(14.3)
Income tax benefit	(3.1)	(6.5)	(9.6)
Net income / (loss)	$18.9	$(23.6)	$(4.7)

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
RESULTS OF OPERATIONS – AES Ohio

Statements of Operations Highlights – AES Ohio

	Years ended December 31,			Change 2024 vs. 2023		Change 2023 vs. 2022
$ in millions	2024	2023	2022	$	%	$	%
REVENUE:
Retail	$717.4	$744.9	$743.6	$(27.5)	(3.7)%	$1.3	0.2%
Wholesale	17.5	15.8	41.0	1.7	10.8%	(25.2)	(61.5)%
RTO ancillary	120.4	88.4	63.6	32.0	36.2%	24.8	39.0%
Capacity revenue	0.9	3.5	4.3	(2.6)	(74.3)%	(0.8)	(18.6)%
Miscellaneous revenue	11.4	(0.6)	7.6	12.0	(2000.0)%	(8.2)	(107.9)%
Total revenue	867.6	852.0	860.1	15.6	1.8%	(8.1)	(0.9)%

Operating costs and expenses:
Purchased power:
Purchased power	218.0	278.4	392.5	(60.4)	(21.7)%	(114.1)	(29.1)%
RTO charges	97.4	67.6	76.5	29.8	44.1%	(8.9)	(11.6)%
Net purchased power	315.4	346.0	469.0	(30.6)	(8.8)%	(123.0)	(26.2)%
Operation and maintenance	258.3	229.8	185.1	28.5	12.4%	44.7	24.1%
Depreciation and amortization	93.4	80.7	78.7	12.7	15.7%	2.0	2.5%
Taxes other than income taxes	113.4	100.6	85.1	12.8	12.7%	15.5	18.2%
Other, net	0.9	—	(0.6)	0.9	—%	0.6	(100.0)%
Total operating costs and expenses	781.4	757.1	817.3	24.3	3.2%	(60.8)	(7.4)%

Operating income	86.2	94.9	42.8	(8.7)	(9.2)%	52.7	123.1%

Other expense, net:
Interest expense, net	(48.2)	(25.8)	(28.8)	(22.4)	86.8%	3.0	(10.4)%
Other income, net	2.1	5.8	1.8	(3.7)	(63.8)%	4.0	222.2%
Total other expense, net	(46.1)	(20.0)	(27.0)	(26.1)	130.5%	7.0	(25.9)%

INCOME BEFORE INCOME TAX (a)	$40.1	$74.9	$15.8	$(34.8)	(46.5)%	$59.7	377.8%

Income tax expense / (benefit)	3.2	$13.5	$(3.1)	(10.3)	(76.3)%	16.6	(535.5)%

NET INCOME (a)	$36.9	$61.4	$18.9	$(24.5)	(39.9)%	$42.5	224.9%

(a)For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX and NET INCOME. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of results of operations compares the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023. For discussion comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
During the year ended December 31, 2024, Revenue increased $15.6 million to $867.6 million from $852.0 million in the same period of the prior year. This increase was a result of:

$ in millions	2024 vs. 2023
Retail
Rate
Increase in the DIR	$28.4
Increase in the TCRR	26.1
Increase in the Legacy Generation Resource Rider	18.7
Increase in the Infrastructure Investment Rider	10.5
Increase in the Regulatory Compliance Rider	6.7
Increase in the Storm Rider	5.2
Decrease in the Competitive Bid Revenue Rate Rider	(38.1)
Decrease in the USF Revenue Rate Rider	(18.9)
Other	2.2
Net change in retail rate	40.8

Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(83.8)
Increase in demand primarily due to favorable weather	17.1
(66.7)

Other miscellaneous	(1.6)
Net retail change	(27.5)

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	1.7

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	29.4

Miscellaneous revenue
Increase due to the Legacy Generation Resource Rider	12.0

Net change in revenue	$15.6

AES Ohio – Net Purchased Power
During the year ended December 31, 2024, Net purchased power decreased $30.6 million compared to the prior year. This decrease was a result of:

$ in millions	2024 vs. 2023
Net purchased power
Purchased power
Rate
Increase due to prior year one-time deferral of purchased power costs associated with the approval of ESP 4	$28.9
Decrease primarily due to lower prices in the competitive bid process, partially offset by higher amortization of previously deferred purchased power costs being recovered through rates	(17.1)
Volume
Decrease in demand primarily due to lower retail SSO load served due to fewer SSO customers	(72.2)
Total purchased power change	(60.4)
RTO charges
Increase primarily due to higher TCRR rates	29.8
Net change in purchased power	$(30.6)

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
AES Ohio - Operation and Maintenance
During the year ended December 31, 2024, Operation and maintenance expense increased $28.5 million compared to the prior year. This increase was a result of:

$ in millions	2024 vs. 2023
Increase in contracted services	$11.3
Increase in IT costs, primarily associated with current year customer billing system upgrade	11.1
Increase in Storm Cost Recovery (a)	5.5
Increase in employee compensation and benefit costs	4.5
Increase in collection of deferred uncollectible expense (a)	4.2
Increase in vegetation management (a)	4.0
Increase due to higher expected credit losses	3.5
Decrease in the USF Rider (a)	(18.9)
Other, net	3.3
Net change in operation and maintenance	$28.5

(a)There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

AES Ohio – Depreciation and Amortization
During the year ended December 31, 2024, Depreciation and amortization increased $12.7 million compared to the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the year ended December 31, 2024, Taxes other than income taxes increased $12.8 millionprimarily due to higher property taxes due to higher assessed values compared to the prior year driven by AES Ohio's capital expenditure program.

AES Ohio – Interest Expense, Net
During the year ended December 31, 2024, Interest expense, net increased $22.4 million primarily due to new debt issuances at AES Ohio and the prior year one-time deferral of carrying costs associated with the approval of ESP 4, partially offset by an increase in AFUDC debt.

AES Ohio – Other Income, Net
During the year ended December 31, 2024, Other income, net decreased $3.7 million compared to the prior year, driven primarily by higher defined benefit plan costs, partially offset by higher AFUDC equity..

AES Ohio – Income Tax Expense / (Benefit)
During the year ended December 31, 2024, Income tax expense decreased $10.3 million compared to the prior year, primarily due to lower pre-tax income and an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio.

KEY TRENDS AND UNCERTAINTIES

During 2024 and beyond, we expect that our financial results will be driven primarily by retail demand and weather. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulations; and
•timely recovery of transmission and distribution expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see Item 1. Business and Item 1A. Risk Factors of this Annual Report on Form 10-K.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
Operational
Customer Information and Billing System Implementation - During the third quarter of 2024, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted, which has resulted in a higher allowance for credit losses as of December 31, 2024. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes before the end of the third quarter of 2025.

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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers - The expansion of data center needs related to the growing use of generative artificial intelligence has the potential to be a significant accelerant to the load growth of the U.S. utilities market. AES Ohio is working with several companies to provide solutions for the electric service needs of data centers and we see these relationships growing as utilization of generative artificial intelligence drives the expansion of data center use within our service territory. As part of this process, AES Ohio is evaluating cost effective options to reliably serve these large data center customers.

Trump Administration Actions - On January 25, 2025, President Trump issued an Executive Order titled "Declaring a National Energy Emergency" directing agencies to, among other tasks, identify and exercise any lawful emergency authorities available to them to facilitate the identification, leasing, siting, production, transportation, refining, and generation of domestic energy resources.

U.S. Income Tax – The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. We are currently evaluating the potential impacts of these regulations.

Inflation – In the markets in which we operate, there have been higher rates of inflation recently. If inflation increases in our markets, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the standard service offer auction process has reflected current macroeconomic conditions in terms of pricing.

Interest Rates – In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing DPL and AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement and $150 million Term Loan Agreement. DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory

For a comprehensive discussion of the market structure and regulation of DPL and AES Ohio, see Item 1. – Business – Regulation And Market Structure.

AES Ohio ESP and Smart Grid Comprehensive Settlement - The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Additionally, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the Smart Grid Comprehensive Settlement as it relates to the 2018 and 2019 SEET. Oral arguments regarding these appeals have been scheduled for April 2025.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application. The settlement provides for a four-year plan to invest $240.5 million of capital and $18.6 million of operations and maintenance expenses related to grid modernization, support of Distributed Energy Resources, Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Infrastructure Investment Rider. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

2024 Distribution Rate Case application - On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

•An increase to its annual distribution revenue requirement of $235.2 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•A date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025

The rate case application also includes a proposal for increased tree-trimming expenses. AES Ohio proposed an evidentiary hearing be held beginning June 2, 2025; however, the PUCO has not yet established a procedural schedule for the proceeding.

For more information on the above matters, see Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $54.0 million and $24.6 million, respectively, as of December 31, 2024. At that date, neither DPL nor AES Ohio had short-term investments. Available borrowing capacity at AES Ohio was $110.0 million at December 31, 2024. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,852.2 million and $1,021.6 million, respectively, at December 31, 2024.

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

AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 4, 2024 granting authority through December 31, 2025 to, among other things, issue up to $450.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in 2023 to, among other things, issue up to $300 million in First Mortgage

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
Bonds. AES Ohio also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. AES Ohio does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

CASH FLOWS

DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

The following table summarizes the changes in operating, investing, and financing cash flows of DPL for the years shown:

	Years ended December 31,
$ in millions	2024	2023	2022
Net cash provided by operating activities	$118.7	$26.7	$86.4
Net cash used in investing activities	(577.5)	(414.5)	(309.9)
Net cash provided by financing activities	471.8	398.3	227.4
Net increase in cash, cash equivalents and restricted cash	13.0	10.5	3.9
Cash, cash equivalents and restricted cash at beginning of year	41.1	30.6	26.7
Cash, cash equivalents and restricted cash at end of year	$54.1	$41.1	$30.6

The following cash flow review compares the cash flows of DPL for the year ended December 31, 2024 to the cash flows for the year ended December 31, 2023. For discussion comparing the cash flows for the year ended December 31, 2023 to the cash flows for the year ended December 31, 2022, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

2024 versus 2023:

DPL – Operating activities

	For the years ended December 31,		$ Change
$ in millions	2024	2023	2024 vs. 2023
Net income	$13.8	$35.7	$(21.9)
Depreciation and amortization	98.7	85.9	12.8
Deferred income taxes	14.8	26.2	(11.4)
Allowance for equity funds used during construction	(6.2)	(5.0)	(1.0)
Other adjustments to Net income	1.3	—	1.3
Net income, adjusted for non-cash items	122.4	142.8	(20.4)
Net change in operating assets and liabilities and other	(3.7)	(116.1)	112.4
Net cash provided by operating activities	$118.7	$26.7	$92.0

The net change in operating assets and liabilities and other for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by the following:

$ in millions	$ Change
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers and the prior year one-time deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	$60.9
Increase from accounts payable primarily due to the timing of invoices and payments	40.7
Increase from accruals and other current liabilities primarily due to changes in customer deposits and higher interest accruals from increased borrowings	14.3
Other	(3.5)
Net change in operating assets and liabilities and other	$112.4

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
DPL – Investing activities
Net cash used in investing activities increased $163.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(161.6)
Other	(1.4)
Net change in investing activities	(163.0)

DPL – Financing activities
Net cash provided by financing activities increased $73.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:

$ in millions	$ Change
Increase due to higher net borrowings on revolving credit facilities	$265.0
Increase due to short-term borrowings	150.0
Decrease due to lower issuances of long-term debt at AES Ohio	(300.0)
Decrease due to lower equity contributions from parent in the current year	(39.0)
Other	(2.5)
Net change in financing activities	$73.5

Cash Flow Analysis - AES Ohio:

The following table summarizes the changes in operating, investing, and financing cash flows of AES Ohio for the years shown:

	Years ended December 31,
$ in millions	2024	2023	2022
Net cash provided by operating activities	$150.6	$35.4	$117.6
Net cash used in investing activities	(576.3)	(410.9)	(305.7)
Net cash provided by financing activities	434.8	371.3	193.4
Net increase / (decrease) in cash, cash equivalents and restricted cash	9.1	(4.2)	5.3
Cash, cash equivalents and restricted cash at beginning of year	15.6	19.8	14.5
Cash, cash equivalents and restricted cash at end of year	$24.7	$15.6	$19.8

The following cash flow review compares the cash flows of AES Ohio for the year ended December 31, 2024 to the cash flows for the year ended December 31, 2023. For discussion comparing the cash flows for the year ended December 31, 2023 to the cash flows for the year ended December 31, 2022, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

2024 versus 2023:

AES Ohio – Operating activities

	For the years ended December 31,		$ change
$ in millions	2024	2023	2024 vs. 2023
Net income	$36.9	$61.4	$(24.5)
Depreciation and amortization	94.8	82.4	12.4
Deferred income taxes	3.4	9.0	(5.6)
Allowance for equity funds used during construction	(6.2)	(5.0)	(1.0)
Other adjustments to Net income	1.1	—	1.1
Net income, adjusted for non-cash items	130.0	147.8	(17.8)
Net change in operating assets and liabilities and other	20.6	(112.4)	133.0
Net cash provided by operating activities	$150.6	$35.4	$115.2

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
The net change in operating assets and liabilities and other for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by the following:

$ in millions	$ Change
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers and the prior year one-time deferral of purchased power costs and additional carrying costs associated with the approval of ESP 4	$60.9
Increase from accounts payable primarily due to the timing of invoices and payments	41.0
Increase from accruals and other current liabilities primarily due to changes in customer deposits and higher interest accruals from increased borrowings	14.0
Other	17.1
Net change in operating assets and liabilities and other	$133.0

AES Ohio – Investing activities
Net cash used in investing activities increased $165.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects	$(163.6)
Other	(1.8)
Net change in investing activities	$(165.4)

AES Ohio – Financing activities
Net cash provided by financing activities increased $63.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:

$ in millions	$ Change
Increase due to higher net borrowings on revolving credit facilities	$230.0
Increase due to short-term borrowings	150.0
Increase due to lower distributions to DPL in the current year	43.0
Decrease due to lower issuances of long-term debt at AES Ohio	(300.0)
Decrease due to lower equity contributions from DPL in the current year	(60.0)
Other	0.5
Net change in financing activities	$63.5

LIQUIDITY
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any distributions to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any dividend payments. For 2025 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing and funds from equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At December 31, 2024, AES Ohio has access to the following revolving credit agreements:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2024
AES Ohio Credit Agreement	Revolving	December 2027	250.0	110.0

As of December 31, 2024 and 2023, AES Ohio had $140.0 million and $15.0 million in outstanding borrowings on the agreement, respectively. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of AES Ohio's Financial Statements.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost approximately $1.3 billion and includes estimates as follows:

$ in millions	2025	2026	2027	For the three-year period from 2025 through 2027
Distribution-related additions, improvements and extensions	$158.0	$108.0	$106.0	$372.0
Transmission-related additions and improvements	193.0	262.0	231.0	686.0
Smart Grid Phase 1 improvements and additions	35.0	—	—	35.0
Smart Grid Phase 2 improvements and additions	30.0	64.0	70.0	164.0
Other	16.0	13.0	9.0	38.0
Total for AES Ohio	432.0	447.0	416.0	1,295.0

Other subsidiaries	3.0	6.0	6.0	15.0
Total for DPL	$435.0	$453.0	$422.0	$1,310.0

AES Ohio's projections include expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as expected spending consistent with the Smart Grid Phase 2 Settlement filed with the PUCO on September 13, 2024 and pending an order from the PUCO. Additionally, the projections include new transmission and distribution projects. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See Note 2. Regulatory Matters of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements for more information.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

Off-Balance Sheet Arrangements
AES Ohio owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $48.8 million, of a $996.6 million debt obligation comprised of both fixed and variable rate securities with maturities between 2026 and 2040. This would only happen if OVEC defaulted on its debt payments. At December 31, 2024, we have no knowledge of such a default.

Contractual Obligations
We enter into various contractual obligations that may affect the liquidity of our operations. At December 31, 2024, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Short-term and long-term debt	$2,142.2	$705.2	$140.4	$492.9	$803.7
Interest payments	734.2	85.0	122.3	96.6	430.3
Purchased power commitments	109.1	71.9	37.2	—	—
Purchase orders and other contractual obligations	249.9	196.3	52.3	1.3	—
Total contractual obligations	$3,235.4	$1,058.4	$352.2	$590.8	$1,234.0

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
AES Ohio:
Short-term and long-term debt	$1,311.6	$290.2	$140.4	$92.9	$788.1
Interest payments	642.6	57.8	85.0	71.6	428.2
Purchased power commitments	109.1	71.9	37.2	—	—
Purchase orders and other contractual obligations	248.6	195.0	52.3	1.3	—
Total contractual obligations	$2,311.9	$614.9	$314.9	$165.8	$1,216.3

Short-term and long-term debt
DPL’s short-term and long-term debt at December 31, 2024 consists of DPL’s unsecured notes and Capital Trust II securities, along with outstanding borrowings on the AES Ohio Credit Agreement and AES Ohio’s First Mortgage Bonds, $150 million Term Loan Agreement and the WPAFB note. The long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

AES Ohio’s short-term and long-term debt at December 31, 2024 consists of outstanding borrowings on the AES Ohio Credit Agreement and AES Ohio's First Mortgage Bonds, $150 million Term Loan Agreement and the WPAFB note. The long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements.

Interest payments
Interest payments are associated with the short-term and long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2024.

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
Purchased power commitments
AES Ohio enters into long-term contracts for purchased power through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2024, DPL and AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include:
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

Reserve for uncertain tax positions
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $0.4 million at December 31, 2024, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

Revenue Recognition

At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2024 revenue and ending unbilled revenue of a one percentage point change in unbilled MWhs for the month of December 2024 is immaterial. For further information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, see Note 1. Overview and Summary of Significant Accounting

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
Policies and Note 13. Revenue of DPL's Consolidated Financial Statements and Note 1. Overview and Summary of Significant Accounting Policies and Note 11. Business Segments of AES Ohio's Financial Statements.

Credit Losses

We use a forward-looking "expected loss" model to recognize allowances for credit losses on customer and other receivables. The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers' ability to pay amounts due, which have required a higher degree of estimation given the temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. We believe such estimates and judgments are reasonable and the related allowance for credit losses is adequate as of December 31, 2024; however, changes in such estimates and judgments could result in a different conclusion, which could be material. The effect of a one percentage point change in the assumptions used in the allowance for credit losses estimate as of December 31, 2024 is approximately $0.9 million. See Note 1. Overview and Summary of Significant Accounting Policies – Accounts Receivable and Allowance for Credit Losses of DPL's Consolidated Financial Statements and AES Ohio's Financial Statements in this Annual Report on Form 10-K for further information on our receivable balances.

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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
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

Interest rate risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, AES Ohio's Credit Agreement and $150 million Term Loan Agreement bear interest at a variable rate based on either the Prime interest rate or the SOFR. Fair values relating to financial instruments are dependent upon prevailing market rates of interest. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 6. Debt of DPL's Consolidated Financial Statements and Note 5. Debt of AES Ohio's Financial Statements.

At December 31, 2024, DPL's and AES Ohio's variable rate debt totaled $290.0 million, consisting of $140.0 million under AES Ohio's revolving credit facility and the $150 million Term Loan Agreement. At December 31, 2024, a 100-basis point change in the applicable rates on our variable-rate debt would result in an approximate $2.9 million change in DPL's interest expense and an approximate $2.9 million change in AES Ohio's interest expense.

The principal amount of DPL’s long-term debt was $1,852.2 million at December 31, 2024, consisting of DPL’s unsecured notes, Capital Trust II securities along with AES Ohio’s First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to ASC 805 - Business Combinations. The fair value of this debt at December 31, 2024 was $1,709.0 million, based on current market prices or

DPL Inc. and AES Ohio
Form 10-K for the Annual Period ended December 31, 2024
discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are subject to refinancing risk:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2025	2026	2027	2028	2029	Thereafter	2024	2024
Long-term debt
Fixed-rate debt	$415.2	$0.2	$140.2	$92.7	$400.2	$803.7	$1,852.2	$1,709.0
Variable-rate debt	290.0	—	—	—	—	—	290.0	290.0

Total	$705.2	$0.2	$140.2	$92.7	$400.2	$803.7	$2,142.2	$1,999.0

Average interest rate	4.8%	4.2%	4.2%	5.5%	4.4%	4.3%

The principal amount of AES Ohio’s long-term debt was $1,021.6 million at December 31, 2024, consisting of its First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2024 was $911.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about AES Ohio’s debt obligations that are subject to refinancing risk.

AES Ohio	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2025	2026	2027	2028	2029	Thereafter	2024	2024
Long-term debt
Fixed-rate debt	$0.2	$0.2	$140.2	$92.7	$0.2	$788.1	$1,021.6	$911.4
Variable-rate debt	290.0	—	—	—	—	—	290.0	290.0

Total	$290.2	$0.2	$140.2	$92.7	$0.2	$788.1	$1,311.6	$1,201.4

Average interest rate	5.8%	4.2%	4.2%	5.5%	4.2%	4.2%
Equity price risk

At December 31, 2024, approximately 31% of the defined benefit pension plan assets were comprised of investments in equity securities and 69% related to investments in fixed income securities and cash and cash equivalents. The equity securities are carried at their market value of approximately $81.3 million at December 31, 2024. A hypothetical 10% decrease in prices quoted by stock exchanges would result in an $8.1 million reduction in fair value at December 31, 2024 and approximately a $1.1 million increase to the 2025 pension expense. See Note 8. Benefit Plans of DPL's Consolidated Financial Statements and Note 7. Benefit Plans of AES Ohio's Financial Statements for more information on our pension plans.

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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

FINANCIAL STATEMENTS

DPL Inc.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated statements of comprehensive income / (loss), consolidated statements of shareholder's equity / (deficit), and the consolidated statements of cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Regulatory Accounting

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission.

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

Auditing the Company’s regulatory accounting was complex due to the significant knowledge and experience required to assess the impact of regulatory orders on the consolidated financial statements including understanding the nature of the rate orders issued, or expected to be issued, and to assess the relevance and reliability of audit evidence to support the impacted account balances and disclosures.

How We Addressed the Matter in Our Audit
Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the PUCO to DPL Inc., and considering regulatory precedents established by the PUCO, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
March 4, 2025

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2024	2023	2022
REVENUE	$876.5	$861.0	$869.0

OPERATING COSTS AND EXPENSES:
Net purchased power	316.4	346.9	470.2
Operation and maintenance	259.1	232.1	184.7
Depreciation and amortization	95.2	82.1	80.0
Taxes other than income taxes	113.5	100.8	85.3
Other, net	1.2	—	(0.5)
Total operating costs and expenses	785.4	761.9	819.7

OPERATING INCOME	91.1	99.1	49.3

OTHER EXPENSE, NET:
Interest expense, net	(85.0)	(63.6)	(67.8)
Other income, net	4.7	6.8	4.2
Total other expense, net	(80.3)	(56.8)	(63.6)

INCOME / (LOSS) BEFORE INCOME TAX	10.8	42.3	(14.3)

Income tax expense / (benefit)	(3.0)	6.6	(9.6)

NET INCOME / (LOSS)	$13.8	$35.7	$(4.7)
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2024	2023	2022
NET INCOME / (LOSS)	$13.8	$35.7	$(4.7)
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.2, $0.2 and $0.2 for each respective period	(0.8)	(0.8)	(0.8)
Net derivative activity	(0.8)	(0.8)	(0.8)
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of $(0.1), $0.1 and $0.0 for each respective period	0.1	(0.3)	0.1
Net gain / (loss) for the period, net of income tax effect of $0.1, $0.3 and $(0.7) for each respective period	(0.1)	(1.3)	2.1
Reclassification to earnings, net of income tax effect of $(0.1), $0.0 and $(0.3) for each respective period	0.1	0.2	1.0
Net change in unfunded pension and other postretirement obligations	0.1	(1.4)	3.2

Other comprehensive income / (loss)	(0.7)	(2.2)	2.4

Net comprehensive income / (loss)	$13.1	$33.5	$(2.3)
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.0	$41.0
Accounts receivable, net of allowance for credit losses of $6.1 and $0.9, respectively (Note 1)	106.8	92.5
Inventories	70.5	44.5
Taxes applicable to subsequent years	137.1	113.0
Regulatory assets, current (Note 2)	82.0	56.6
Taxes receivable	27.1	8.9
Prepayments and other current assets	7.5	6.6
Total current assets	485.0	363.1
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $571.7 and $535.1, respectively (Note 3)	2,571.4	2,221.0
Regulatory assets, non-current (Note 2)	140.0	155.7
Intangible assets, net of amortization	175.1	114.0
Other non-current assets	45.9	52.4
Total non-current assets	2,932.4	2,543.1

Total assets	$3,417.4	$2,906.2

LIABILITIES AND SHAREHOLDER'S EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 6)	$704.4	$15.2
Accounts payable	132.1	163.9
Accrued taxes	115.4	101.6
Accrued interest	22.8	16.9
Customer deposits	14.2	12.7
Regulatory liabilities, current (Note 2)	10.3	18.0
Accrued and other current liabilities	35.0	22.6
Total current liabilities	1,034.2	350.9
NON-CURRENT LIABILITIES:
Long-term debt (Note 6)	1,425.6	1,837.4
Deferred income taxes (Note 7)	249.6	227.3
Taxes payable	137.5	113.4
Regulatory liabilities, non-current (Note 2)	169.4	182.1
Accrued pension and other postretirement obligations (Note 8)	30.7	37.7
Other non-current liabilities	8.3	8.5
Total non-current liabilities	2,021.1	2,406.4
Total liabilities	3,055.3	2,757.3

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDER'S EQUITY:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	3,040.5	2,840.4
Accumulated other comprehensive loss	(5.3)	(4.6)
Accumulated deficit	(2,673.1)	(2,686.9)
Total common shareholder's equity:	362.1	148.9

Total liabilities and shareholder's equity	$3,417.4	$2,906.2
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME / (LOSS)	$13.8	$35.7	$(4.7)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	95.2	82.1	80.0
Amortization of deferred financing costs and debt discounts	3.5	3.8	1.3
Deferred income taxes	14.8	26.2	(2.0)
Loss on asset disposal	1.3	—	—
Allowance for equity funds used during construction	(6.2)	(5.0)	(1.0)
Changes in certain assets and liabilities:
Accounts receivable, net	(14.3)	(0.6)	(20.4)
Inventories	(15.3)	(17.7)	(12.5)
Taxes applicable to subsequent years	(24.1)	(19.0)	(10.9)
Current and non-current regulatory assets and liabilities, net	(14.2)	(75.1)	38.4
Other non-current assets	18.4	(5.3)	5.8
Accounts payable	21.0	(19.7)	14.0
Accrued taxes payable / receivable	19.7	34.1	5.8
Accrued interest	6.0	0.8	0.8
Accrued and other current liabilities	6.9	(2.2)	2.6
Accrued pension and other postretirement obligations	(7.0)	(4.1)	(11.4)
Other non-current liabilities	(0.5)	(3.8)	(0.6)
Other	(0.3)	(3.5)	1.2
Net cash provided by operating activities	118.7	26.7	86.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(549.5)	(387.9)	(287.3)
Cost of removal payments	(27.5)	(26.8)	(22.4)
Other investing activities, net	(0.5)	0.2	(0.2)
Net cash used in investing activities	(577.5)	(414.5)	(309.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	485.0	315.0	255.0
Repayment of borrowings from revolving credit facilities	(360.0)	(455.0)	(165.0)
Issuance of short-term debt	150.0	—	—
Issuance of long-term debt	—	300.0	140.0
Equity contributions from parent	200.0	239.0	—
Other financing activities, net	(3.2)	(0.7)	(2.6)
Net cash provided by financing activities	471.8	398.3	227.4
Cash, cash equivalents and restricted cash:			.
Net increase in cash, cash equivalents and restricted cash	13.0	10.5	3.9
Cash, cash equivalents and restricted cash at beginning of year	41.1	30.6	26.7
Cash, cash equivalents and restricted cash at end of year	$54.1	$41.1	$30.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$78.4	$71.0	$62.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$48.8	$101.6	$47.0
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

DPL INC.
Consolidated Statements of Shareholder's Equity / (Deficit)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2022	1	$—	$2,601.3	$(4.8)	$(2,717.9)	$(121.4)
Net loss	—	—	—	—	(4.7)	(4.7)
Other comprehensive income	—	—	—	2.4	—	2.4
Balance at December 31, 2022	1	—	2,601.3	(2.4)	(2,722.6)	(123.7)
Net income	—	—	—	—	35.7	35.7
Other comprehensive loss	—	—	—	(2.2)	—	(2.2)
Equity contribution from parent	—	—	239.0	—	—	239.0
Other	—	—	0.1	—	—	0.1
Balance at December 31, 2023	1	—	2,840.4	(4.6)	(2,686.9)	148.9
Net income	—	—	—	—	13.8	13.8
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Equity contributions from parent	—	—	200.0	—	—	200.0
Other	—	—	0.1	—	—	0.1
Balance at December 31, 2024	1	$—	$3,040.5	$(5.3)	$(2,673.1)	$362.1

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023 and 2022

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 537,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

The purchases and sales of the shares of capital stock of each of Ohio Holdings and Ohio Investments contemplated under each of the Purchase Agreements are subject to the satisfaction of certain customary conditions described in the Purchase Agreements, including, among others, receipt of the approval of the PUCO, the FERC and completion of review by the Committee on Foreign Investments in the United States ("CFIUS"). As of

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

the filing of this report, approval has been received from the FERC and CFIUS has completed its review. In addition, each of the parties to the Purchase Agreements has agreed to customary covenants therein.

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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	December 31,
$ in millions	2024	2023
Cash and cash equivalents	$54.0	$41.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$54.1	$41.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2024 and 2023:

	December 31,
$ in millions	2024	2023
Accounts receivable, net
Customer receivables	$79.8	$71.0
Unbilled revenue	24.1	19.4
Amounts due from affiliates	3.0	0.8
Other	6.0	2.2
Allowance for credit losses	(6.1)	(0.9)
Total accounts receivable, net	$106.8	$92.5

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	8.3	5.4
Write-offs charged against allowance	(3.7)	(6.0)
Recoveries collected	0.6	1.0
Ending balance	$6.1	$0.9

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. During 2024, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes by the end of the third quarter of 2025.

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

For substantially all depreciable property, when a unit of property is retired, the original cost of that property, less any salvage value, is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices. Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates. Depreciation and amortization expense in the Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

includes amortization of intangible assets and amortization of previously deferred regulatory costs. The following table presents average composite group rates and depreciation expense for each respective period.

	Years ended December 31,
$ in millions	2024	2023	2022
Composite group rates	2.9%	3.2%	3.3%
Depreciation expense	$85.4	$78.0	$76.7

AES Ohio may receive contributions in aid of construction ("CIAC") from customers that are intended to defray all or a portion of the costs for certain capital projects, to the extent the project does not benefit regulated customers in general. AES Ohio accounts for CIAC as a reduction to property, plant and equipment.

AFUDC
In accordance with the Uniform System of Accounts prescribed by FERC, AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
$ in millions	2024	2023	2022
AFUDC equity	$6.2	$5.0	$5.7
AFUDC debt	$7.7	$6.5	$1.3

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $2,571.4 million and $2,221.0 million as of December 31, 2024 and 2023, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Intangible Assets
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized on a straight-line basis over their estimated useful lives. These capitalized software intangible assets have a 12.6 year-weighted average amortization period.

The following table presents information related to the Company's capitalized software balances, including the gross amount capitalized and related amortization:

		December 31,
$ in millions		2024	2023
Capitalized software		$197.7	$146.5

Accumulated amortization		$(22.6)	$(32.5)

	Years ended December 31,
	2024	2023	2022
Amortization expense	$9.8	$4.1	$3.3

Estimated future amortization
Years ending December 31,
2025			$15.7
2026			15.5
2027			15.2
2028			14.9
2029			14.5
Total			$75.8

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Implementation Costs Related to Software as a Service
DPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services which are recorded within Prepayments and other current assets and Other non-current assets on the accompanying Consolidated Balance Sheets as follows:

	December 31,
$ in millions	2024	2023
Implementation costs	$4.0	$14.8

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

Contingencies
DPL accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If DPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2024 and 2023. See Note 10. Contractual Obligations, Commercial Commitments and Contingencies for additional information.

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

Leases
We have operating leases primarily for office space in which we are the lessee. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. Our leases do not contain any material residual value guarantees, restrictive covenants or subleases.

Right-of-use assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized on commencement of the lease based on the present value of lease payments over the lease term. Generally, the rate implicit in the lease is not readily determinable; as such, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We determine discount rates based on the existing credit rates of our borrowings which are then adjusted for the appropriate lease term. The right-of-use asset also includes any lease payments made and excludes lease

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

incentives that are paid or payable to the lessee at commencement. The lease term includes periods covered by the option to extend if it is reasonably certain that the option will be exercised and periods covered by an option to terminate if it is reasonably certain that the option will not be exercised.

Accumulated other comprehensive loss
The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2024 and 2023 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance at January 1, 2023	$12.0	$(14.4)	$(2.4)

Other comprehensive loss before reclassifications	—	(1.6)	(1.6)
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	0.2	(0.6)
Net current period other comprehensive loss	(0.8)	(1.4)	(2.2)

Balance at December 31, 2023	11.2	(15.8)	(4.6)

Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss to earnings	(0.8)	0.1	(0.7)
Net current period other comprehensive income / (loss)	(0.8)	0.1	(0.7)

Balance at December 31, 2024	$10.4	$(15.7)	$(5.3)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Estimates of the liabilities for insurance and claims costs associated with MVIC and the liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers are as follows:

	Balance Sheet	December 31,
$ in millions	Classification	2024	2023
Estimated insurance and claims costs	Accrued and other current liabilities	$2.2	$1.8

Estimated liabilities for medical, life, disability and other reserves	Accrued and other current liabilities and Other non-current liabilities	$7.3	$8.0

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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

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

	Years ended December 31,
$ in millions	2024	2023	2022
Excise taxes collected	$48.7	$46.6	$49.2

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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

New accounting pronouncements adopted in 2024
The following table provides a brief description of recent accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statement upon adoption
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.	December 31, 2024	We adopted this standard on a retrospective basis. Please refer to Note 12, "Business Segments" for impact.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

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
		The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively	We will provide the required disclosures on a prospective basis on the date each amendment becomes effective. We do not expect ASU 2023-06 will have any impact on our Consolidated Financial Statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024	We are currently evaluating the impact of adopting the standard on our Consolidated Financial Statements.
2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

	4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted	We are currently evaluating the impact of adopting the standard on our Consolidated Financial Statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Plans
AES Ohio ESP - Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal have been scheduled for April 22, 2025.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal have been scheduled for April 2, 2025.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application. The settlement provides for a four-year plan to invest $240.5 million of capital and $18.6 million of operations and maintenance expenses related to grid modernization, support of Distributed Energy Resources, Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Infrastructure Investment Rider. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

ESP 4 - On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “ESP 4 Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO approved the ESP 4 Settlement without modification. The approved ESP 4 Settlement provides for a three-year plan including the following:
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

Distribution Rate Cases
2024 Distribution Rate Case application - On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

•An increase to its annual distribution revenue requirement of $235.2 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•A date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The rate case application also includes a proposal for increased tree-trimming expenses. AES Ohio proposed an evidentiary hearing be held beginning June 2, 2025; however, the PUCO has not yet established a procedural schedule for the proceeding.

2020 Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service; and
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

These rates went into effect on September 1, 2023 with the approval of AES Ohio's ESP 4, as discussed above.

FERC Transmission Rates
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its stated transmission rates to formula transmission rates that would be updated each calendar year. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets, an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Pursuant to the approved mechanisms and formula, transmission rates are adjusted each calendar year to reflect projected costs, adjusted to a true-up of actual revenue and costs incurred in the prior year.

Regulatory Assets and Liabilities
Regulatory assets and liabilities represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. AES Ohio has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the PUCO or established regulatory practices in accordance with ASC 980. See Note 1. Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The following table presents AES Ohio’s regulatory assets and liabilities:

	Type of Recovery	Recovery Period	December 31,
$ in millions			2024	2023
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B/D	2025	$63.4	$51.7
Uncollectible expense being recovered in base rates	B	2025	1.7	1.7
Vegetation management being recovered in base rates	B	2025	2.7	2.7
Rate case expenses being recovered in base rates	B	2025	0.4	0.5
Transmission formula rate debits	A	2025	13.8	—
Total regulatory assets, current			82.0	56.6

Regulatory assets, non-current:
Pension benefits	A	Ongoing	58.8	62.6
Regulatory compliance costs	A	2028	33.2	45.0
Energy efficiency	A/B/D	Undetermined	4.1	4.1
Smart grid and AMI costs	C	Undetermined	1.8	3.2
Unamortized loss on reacquired debt	B	Ongoing	0.5	1.1
Deferred storm costs	B	2025	—	2.2
Deferred rate case costs	B/D	Undetermined	2.4	1.5
Deferred vegetation management	B	2028	21.7	19.9
CIS replacement	D	Undetermined	8.8	3.1
Transmission formula rate debits	A	2026	1.2	6.7
Customer Program Rider	A/D	Undetermined	2.9	—
Uncollectible deferral	B	2028	4.6	6.3
Total regulatory assets, non-current			140.0	155.7

Total regulatory assets			$222.0	$212.3

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2025	$9.3	$14.7
Transmission formula rate credits	A	2025	1.0	3.3
Total regulatory liabilities, current			10.3	18.0

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	131.0	134.2
Deferred income taxes payable through rates		Ongoing	35.0	42.6
TCJA regulatory liability	B	Ongoing	—	1.0
Transmission formula rate credits	A	2026	1.5	—
PJM transmission enhancement settlement	B	2025	—	1.7
Postretirement benefits	B	Ongoing	1.9	2.6
Total regulatory liabilities, non-current			169.4	182.1

Total regulatory liabilities			$179.7	$200.1
A – Recovery of incurred costs plus rate of return. Refund of incurred credits, plus rate of return.
B – Recovery of incurred costs without a rate of return. Refund of incurred credits without a rate of return.
C – Includes costs associated with Smart Grid Phase 2 development for which recovery is not yet determined but is considered probable of occurring in future rate proceedings.
D – Recovery not determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities

Current regulatory assets primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. Current regulatory assets include: (i) the Energy Efficiency Rider, (ii) the Transmission Cost Recovery Rider, (iii) the Storm Cost Rider, (iv) the Legacy Generation Rider, (v) the Infrastructure Investment Rider, (vi) the Regulatory Compliance Rider, (vii) the Proactive Reliability Optimization Rider, and (viii) the Distribution Investment Rider. Also included are the current portion of deferred rate case costs, vegetation management, uncollectible expense costs, and the transmission formula rate true-up.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Current regulatory liabilities include the overcollection of standard offer costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement (discussed below), the transmission rate true-up, the Transmission Cost Recovery Rider overcollection and the TCJA regulatory liability.

AES Ohio is earning a return on $16.2 million of the net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the Energy Efficiency Rider, (ii) the Transmission Cost Recovery Rider, and (iii) the Regulatory Compliance Rider, partially offset by the overcollection of standard offer costs.

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

Deferred storm costs

Deferred storm costs represent the long-term portion of deferred costs for major storms. AES Ohio files semi-annual petitions seeking recovery of storm costs with all costs related to 2024 to be recovered in 2025. Recovery of these costs is probable, but not certain.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Rate case expenses

Rate case expenses represent costs associated with preparing distribution rate cases. AES Ohio was granted recovery of the 2020 rate case costs through base rates over a period of 5 years, without a rate of return. AES Ohio has requested approval and recovery of the 2024 rate case costs through the 2024 rate case application, which is pending before the PUCO.

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

CIS replacement costs

Customer Information System (“CIS”) replacement costs represent operation and maintenance expenses associated with the implementation of a new CIS system. Deferral of these costs, subject to an $8.8 million maximum deferral, was approved in the Smart Grid Phase 1 Order, subject to demonstration that the functionality is available and a reasonableness prudence review. Recovery of these costs was requested and approved in Case No. 22-0900-EL-SSO to be included in the new Regulatory Compliance Rider, once the CIS is used and useful.

Transmission formula rate debits/credits

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under "FERC Transmission Rates".

Customer program costs

Customer Program Costs (“CPR”) represent costs associated with residential off-peak electric vehicle programs to encourage utilization of the distribution grid during off-peak hours, subject to a maximum annual deferral of $0.3 million, and residential low income assistance programs, subject to a maximum annual deferral of $5.7 million. Deferral of CPR costs were approved in the ESP 4 order.
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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

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

3. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$759.9	2.0%	$505.3	2.5%
Distribution	2,044.7	3.3%	1,860.9	3.5%
General	20.0	5.6%	19.3	5.9%
Non-depreciable	112.0	N/A	99.5	N/A
Total regulated	2,936.6		2,485.0
Unregulated:
Other	35.6	3.5%	31.3	4.1%
Non-depreciable	5.4	N/A	5.6	N/A
Total unregulated	41.0		36.9
Total property, plant and equipment in service	2,977.6	2.9%	2,521.9	3.2%
Less: accumulated depreciation	(571.7)		(535.1)
	2,405.9		1,986.8
Construction work in process	165.5		234.2
Property, plant and equipment, net	$2,571.4		$2,221.0

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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Consolidated Balance Sheets at their gross fair value.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Consolidated Balance Sheets and are classified as equity securities. Net unrealized gains related to equity investments still held as of December 31, 2024 and 2023 are as follows:

	Years ended December 31,
$ in millions	2024	2023
Net unrealized gains (a)	$0.7	$0.5

(a)    These amounts are included in Other income, net in our Consolidated Statements of Operations.

Recurring Fair Value Measurements
The fair value of assets at December 31, 2024 and 2023 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2024				Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.6	$—	$—	$0.6
Mutual funds	7.6	—	—	7.6	7.2	—	—	7.2
Total assets	$8.0	$—	$—	$8.0	$7.8	$—	$—	$7.8

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair Value at December 31, 2024				Carrying Amount	Fair Value at December 31, 2023
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,840.0	$—	$1,692.4	$16.6	$1,709.0	$1,837.6	$—	$1,706.2	$16.8	$1,723.0

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

The following tables provide information on gains recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2024	2023	2022
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge	Interest Rate Hedge
Beginning accumulated derivative gain in AOCL	$11.2	$12.0	$12.8

Net gains reclassified to earnings:
Interest expense	(0.8)	(0.8)	(0.8)
Ending accumulated derivative gain in AOCL	$10.4	$11.2	$12.0

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

6. DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2024	December 31, 2023
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.6	16.8
Unamortized deferred financing costs			(6.6)	(7.1)
Unamortized debt discounts			(2.1)	(2.2)
Total long-term debt at AES Ohio			1,012.9	1,012.5

Senior unsecured notes	4.125%	2025	415.0	415.0
Senior unsecured notes	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(2.9)	(4.9)
Unamortized debt discounts			(0.6)	(0.6)
Total long-term debt			1,840.0	1,837.6
Less: current portion			(414.4)	(0.2)
Long-term debt, net of current portion			$1,425.6	$1,837.4

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
The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2024 and 2023, the AES Ohio Credit Agreement had outstanding borrowings of $140.0 million and $15.0 million, respectively.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Debt Maturities
At December 31, 2024, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2025	$415.2
2026	0.2
2027	140.2
2028	92.7
2029	400.2
Thereafter	803.7
1,852.2
Unamortized debt discounts	(2.7)
Deferred financing costs, net	(9.5)
Total long-term debt	$1,840.0

Significant Transactions
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement ("$150 million Term Loan Agreement"). The $150 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $150 million Term Loan Agreement. The $150 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified this $150 million Term Loan Agreement as short-term indebtedness as it matures in August 2025. Management plans to repay this Term Loan Agreement through a combination of cash from operations, new debt, and equity capital contributions.

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

Debt Covenants and Restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, each contain one financial covenant, respectively. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2024, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting distributions to its parent, DPL. As of December 31, 2024, AES Ohio and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

7. INCOME TAXES

DPL’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2024	2023	2022
Components of tax expense / (benefit)
Federal - current	$(17.7)	$(20.0)	$(7.6)
State and local - current	(0.1)	0.4	—
Total current	(17.8)	(19.6)	(7.6)

Federal - deferred	10.2	24.5	(2.1)
State and local - deferred	4.6	1.7	0.1
Total deferred	14.8	26.2	(2.0)
Tax expense / (benefit)	$(3.0)	$6.6	$(9.6)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes:

	Years ended December 31,
	2024	2023	2022
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	5.2%	2.5%	(1.6)%
AFUDC - equity	(4.5)%	(0.2)%	2.5%
Depreciation of flow-through differences	(50.4)%	(7.6)%	43.8%
Amortization of investment tax credits	(0.1)%	—%	0.1%
Other, net	1.0%	(0.1)%	1.3%
Effective tax rate	(27.8)%	15.6%	67.1%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2024	2023
Net non-current assets / (liabilities)
Depreciation / property basis	$(218.2)	$(199.4)
Income taxes recoverable	7.8	9.5
Regulatory assets	(42.2)	(39.3)
Compensation and employee benefits	(4.5)	(3.7)
Long-term debt	4.7	4.9
Other (a)	2.8	0.7
Net non-current liabilities	$(249.6)	$(227.3)

(a)    The Other caption includes deferred tax assets of $32.0 million in 2024 and $35.9 million in 2023 related to state and local tax net operating loss carryforwards, with related valuation allowances of $31.8 million in 2024 and $35.7 million in 2023. These net operating loss carryforwards expire from 2025 to 2039.

During the year ended December 31, 2023, DPL received a payment from AES of $21.0 million against its tax receivable balance as part of the $260.0 million in contributions received from AES. See Note 9. Shareholder's Equity for more information.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss:

	Years ended December 31,
$ in millions	2024	2023	2022
Tax expense / (benefit)	$(0.1)	$(0.6)	$0.8

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2024 and was $0.4 million at December 31, 2024 and 2023.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2024 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2024	2023	2022
Unrecognized tax benefits at January 1	$0.4	$0.4	$0.4
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	—	—	—
Unrecognized tax benefits at December 31	$0.4	$0.4	$0.4

Tax years subsequent to 2020 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

DPL is no longer subject to U.S. federal income tax examinations for tax years through 2020, but all subsequent periods are open. DPL is no longer subject to state income tax examinations for tax years through 2020 but all subsequent periods are open.

8. BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.9 million and $7.2 million at December 31, 2024 and 2023, respectively, were not material to the Consolidated Financial Statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plans. The existing non-union plan provides that participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,850 for 2024 and they are fully vested in their employer contributions after 3 years of service. Non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions. Effective December 31, 2024, non-union participants hired after December 31, 2010, in the existing non-union 401(k) plan were frozen regarding the non-union 401(k) plan and became eligible for The AES Corporation Retirement Savings

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Plan ("RSP"). The RSP matches 100% of contributions on the first 5% of eligible compensation and also provides for a non-matching contribution of 4% of eligible compensation. Matching contributions in this plan are fully vested while non-matching contributions vest ratably over 5 years of service with AES or its affiliates.

We contributed $3.8 million, $3.5 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

Almost all management employees beginning employment on or after January 1, 2011, participated in a cash balance pension plan formula. Similar to the traditional pension plan for management employees, the cash balance benefits were based on compensation and years of service. Effective December 31, 2024, this cash balance pension plan formula was closed to new management employees and will no longer add new pay credits but will continue to provide quarterly interest credits for these participants. A cash balance participant becomes 100% vested in all amounts credited to his or her account upon the completion of three vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Vested benefits in the cash balance plan are fully portable upon termination of employment.

In addition, we have a Supplemental Executive Retirement Plan ("SERP") for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities, which represent the regulated portion that would otherwise be charged or credited to AOCL. We have historically recorded these costs on an accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2024 and 2023. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.1 million, $0.9 million and $1.7 million of costs billed to the Service Company for the years ended December 31, 2024, 2023 and 2022, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2024	2023
Benefit obligation at January 1	$298.6	$309.0
Service cost	2.5	3.0
Interest cost	14.6	15.8
Plan amendments	—	1.4
Actuarial loss / (gain)	(12.4)	9.6
Benefits paid	(20.9)	(40.2)
Benefit obligation at December 31	282.4	298.6

Change in plan assets
Fair value of plan assets at January 1	268.4	274.4
Actual return on plan assets	5.0	26.5
Employer contributions	7.6	7.7
Benefits paid	(20.9)	(40.2)
Fair value of plan assets at December 31	260.1	268.4

Unfunded status of plan	$(22.3)	$(30.2)

	December 31,
Amounts recognized in the Consolidated Balance Sheets	2024	2023
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(22.1)	(30.0)
Net liability at end of year	$(22.3)	$(30.2)

Amounts recognized in Accumulated other comprehensive loss, Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$6.7	$7.7
Net actuarial loss	74.0	78.7
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$80.7	$86.4
Recorded in:
Regulatory asset, non-current	$56.0	$60.7
Accumulated other comprehensive loss	24.7	25.7
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$80.7	$86.4

The accumulated benefit obligation for our Pension Plans was $274.7 million and $290.0 million at December 31, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2024	2023	2022
Service cost	$2.5	$3.0	$4.9
Interest cost	14.6	15.8	9.6
Expected return on assets	(14.8)	(17.6)	(15.8)
Amortization of unrecognized:
Actuarial loss	2.1	0.6	5.5
Prior service cost	1.0	1.0	1.1
Net periodic benefit cost	$5.4	$2.8	$5.3

Rates relevant to each year's expense calculations
Discount rate	5.14%	5.41%	2.83%
Expected return on plan assets	5.15%	5.40%	4.60%

The components of net periodic benefit cost, other than service cost, are included in Total other expense, net in the Consolidated Statements of Operations.

The following table presents other changes in Pension Plan assets and benefit obligations recognized in Accumulated other comprehensive loss, Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2024	2023	2022
Net actuarial loss / (gain)	$(2.6)	$0.7	$(9.1)
Plan amendments	—	1.4	—
Reversal of amortization item:
Net actuarial loss	(2.1)	(0.6)	(5.5)
Prior service cost	(1.0)	(1.0)	(1.1)
Total recognized in Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(5.7)	$0.5	$(15.7)

Total recognized in net periodic benefit cost and Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(0.3)	$3.3	$(10.4)

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $12.4 million decreased the benefit obligation for the year ended December 31, 2024 and an actuarial loss of $9.6 million increased the benefit obligation for the year ended December 31, 2023. The actuarial gain in 2024 was primarily due to an increase in the discount rate and the actuarial loss in 2023 was primarily due to a decrease in the discount rate.

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

At December 31, 2024, we increased the expected long-term rate of return on plan assets assumption to 6.05%. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2024, we increased our assumed discount rate to 5.66% from 5.14% for pension expense to reflect current duration-based yield curve discount rates. A 1% increase / decrease in the rate of return assumption for pension would result in a corresponding decrease / increase in 2025 pension expense of approximately $2.6 million. A 0.25-percentage point increase / decrease in the discount rate for pension would result in a corresponding decrease / increase of approximately $0.4 million to 2025 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2024. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2024	2023	2022
Discount rate for obligations	5.66%	5.14%	5.41%
Rate of compensation increases	3.21%	3.21%	3.21%

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

All plan assets at December 31, 2024 are common collective trusts. With the exception of the cash and cash equivalents, the common collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock, or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2024	2023
Equity Securities	32%	31%	32%
Debt Securities	68%	68%	67%
Cash and Cash Equivalents	—%	1%	1%

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The fair values of our Pension Plans' assets at December 31, 2024 by asset category are as follows:

$ in millions	Market Value at December 31, 2024	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$81.3	$—	$81.3	$—
Debt securities (b)	118.9	—	118.9	—
Government debt securities (c)	58.2	—	58.2	—
Total common collective trusts	258.4	—	258.4	—
Cash and cash equivalents (d)	1.7	1.7	—	—
Total pension plan assets	$260.1	$1.7	$258.4	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $7.5 million and $7.5 million to the pension plan in the years ended December 31, 2024, 2023 and 2022.

We expect to make contributions of $0.2 million to our SERP in 2025 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2025.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 95%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.3 million in 2025, which includes $1.2 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2025	$22.0
2026	22.0
2027	21.9
2028	21.8
2029	21.8
2030 - 2034	106.1

9. SHAREHOLDER'S EQUITY

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2024.

AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2024. All common shares are held by AES Ohio’s parent, DPL.

Capital Contributions from AES
During the year ended December 31, 2024, DPL received $200.0 million in equity contributions from AES. DPL then made the same investments in AES Ohio.

During the year ended December 31, 2023, DPL received $260.0 million in cash contributions from AES. DPL then made the same investments in AES Ohio. The proceeds from the cash contributions at DPL represented equity contributions of $239.0 million and payments of $21.0 million against the tax receivable from AES.

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

As described above, DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2024, DPL did not meet these

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

requirements and was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

10. CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2024, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Purchased power commitments	$109.1	$71.9	$37.2	$—	$—
Purchase orders and other contractual obligations	$249.9	$196.3	$52.3	$1.3	$—

Purchased power commitments
AES Ohio enters into long-term contracts for purchased power through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2024, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2024, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $48.8 million, of $1.0 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

Long-term Compensation Plan
During 2024, 2023 and 2022, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense for the years ended December 31, 2024, 2023 and 2022 was not material and is included in Operation and maintenance on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on DPL’s Consolidated Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2024	2023	2022
Transactions included in Operation and Maintenance on the Consolidated Statements of Operations:
Charges from the Service Company	$66.9	$51.3	$43.9
Charges to the Service Company	$(4.1)	$(3.0)	$(4.0)
Services provided by AES and other AES affiliates	$22.3	$16.8	$16.5
Services provided by other related parties	$1.9	$1.7	$2.5

Transactions primarily included in Net property, plant and equipment and Intangible assets, net on the Consolidated Balance Sheets:
Charges from the Service Company	$54.6	$31.8	$21.6

Balances with related parties (included in Accounts Payable):	At December 31, 2024	At December 31, 2023
Net payable to the Service Company	$(26.9)	$(3.9)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

amounted to $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively, is included in Other non-current assets on the Consolidated Balance Sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2024 and 2023, respectively, that was established upon the Trust’s deconsolidation in 2003. This note payable is included in Long-term debt on the Consolidated Balance Sheets.

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

12. BUSINESS SEGMENTS

DPL manages its business through one reportable operating segment, the Utility segment, led by our Chief Executive Officer and Chief Financial Officer who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of DPL and are the most relevant measures considered in DPL’s internal evaluation of the financial performance of its segment. The Chief Operating Decision Maker uses income / (loss) before income tax and net income / (loss) in the annual budget and forecasting process, including making decisions on reinvesting profits to support Utility segment growth. On a monthly basis, the Chief Operating Decision Maker reviews variances in budget versus actual results and monitors changes in forecasted results to assess the underlying operating performance and analyze risks and opportunities for the Utility segment.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2024
Revenue from external customers	$866.7	$9.8	$—	$876.5
Intersegment revenue	0.9	4.9	(5.8)	—
Total revenue	867.6	14.7	(5.8)	876.5

Net purchased power	315.4	1.9	(0.9)	316.4
Operation and maintenance	258.3	5.7	(4.9)	259.1
Depreciation and amortization	93.4	1.8	—	95.2
Taxes other than income taxes	113.4	0.1	—	113.5
Interest expense	48.2	36.6	0.2	85.0
Other segment items (a)	(1.2)	(2.1)	(0.2)	(3.5)
Income / (loss) before income tax	40.1	(29.3)	—	10.8
Income tax expense / (benefit)	3.2	(6.2)	—	(3.0)
Net income / (loss)	$36.9	$(23.1)	$—	$13.8

Cash capital expenditures	$547.9	$1.6	$—	$549.5
(a)    Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income, net.

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2023
Revenue from external customers	$851.3	$9.7	$—	$861.0
Intersegment revenue	0.7	4.4	(5.1)	—
Total revenue	852.0	14.1	(5.1)	861.0

Net purchased power	346.0	1.6	(0.7)	346.9
Operation and maintenance	229.8	6.7	(4.4)	232.1
Depreciation and amortization	80.7	1.4	—	82.1
Taxes other than income taxes	100.6	0.2	—	100.8
Interest expense	25.8	39.2	(1.4)	63.6
Other segment items (a)	(5.8)	(2.4)	1.4	(6.8)
Income / (loss) before income tax	74.9	(32.6)	—	42.3
Income tax expense / (benefit)	13.5	(6.9)	—	6.6
Net income / (loss)	$61.4	$(25.7)	$—	$35.7

Cash capital expenditures	$384.3	$3.6	$—	$387.9
(a)    Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income, net.

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2022
Revenue from external customers	$859.3	$9.7	$—	$869.0
Intersegment revenue	0.8	3.6	(4.4)	—
Total revenue	860.1	13.3	(4.4)	869.0

Net purchased power	469.0	2.0	(0.8)	470.2
Operation and maintenance	185.1	3.2	(3.6)	184.7
Depreciation and amortization	78.7	1.3	—	80.0
Taxes other than income taxes	85.1	0.2	—	85.3
Interest expense	28.8	39.0	(6.9)	67.8
Other segment items (a)	(2.4)	(2.3)	6.9	(4.7)
Income / (loss) before income tax	15.8	(30.1)	—	(14.3)
Income tax expense / (benefit)	(3.1)	(6.5)	—	(9.6)
Net income / (loss)	$18.9	$(23.6)	$—	$(4.7)

Cash capital expenditures (c)	$283.7	$3.6	$—	$287.3
(a)    Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income, net.

Total Assets	December 31, 2024	December 31, 2023	December 31, 2022
Utility	$3,355.2	$2,871.0	$2,405.9
All Other (a)	62.2	35.2	16.5
DPL Consolidated	$3,417.4	$2,906.2	$2,422.4

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

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

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

DPL's revenue from contracts with customers was as follows:

	Years ended December 31,
$ in millions	2024	2023	2022
Revenue from contracts with customers	$865.1	$861.6	$861.4

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2024, 2023 and 2022:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$451.4	$—	$—	$451.4
Commercial revenue	161.2	—	—	161.2
Industrial revenue	67.0	—	—	67.0
Governmental revenue	26.5	—	—	26.5
Other (a)	11.3	—	—	11.3
Total retail revenue from contracts with customers	717.4	—	—	717.4
Wholesale revenue
Wholesale revenue from contracts with customers	17.5	—	(0.9)	16.6
RTO ancillary revenue	120.4	0.1	—	120.5
Capacity revenue	0.9	—	—	0.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.7	—	9.7
Other miscellaneous revenue	11.4	4.9	(4.9)	11.4
Total revenue	$867.6	$14.7	$(5.8)	$876.5

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$478.9	$—	$—	$478.9
Commercial revenue	162.1	—	—	162.1
Industrial revenue	66.6	—	—	66.6
Governmental revenue	24.3	—	—	24.3
Other (a)	13.0	—	—	13.0
Total retail revenue from contracts with customers	744.9	—	—	744.9
Wholesale revenue
Wholesale revenue from contracts with customers	15.8	—	(0.7)	15.1
RTO ancillary revenue	88.4	0.1	—	88.5
Capacity revenue	3.5	—	—	3.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.6	—	9.6
Other miscellaneous revenue	(0.6)	4.4	(4.4)	(0.6)
Total revenue	$852.0	$14.1	$(5.1)	$861.0

Notes to Consolidated Financial Statements - DPL Inc.                        Table of Contents

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$467.3	$—	$—	$467.3
Commercial revenue	166.0	—	—	166.0
Industrial revenue	74.3	—	—	74.3
Governmental revenue	24.1	—	—	24.1
Other (a)	11.9	—	—	11.9
Total retail revenue from contracts with customers	743.6	—	—	743.6
Wholesale revenue
Wholesale revenue from contracts with customers	41.0	—	(0.8)	40.2
RTO ancillary revenue	63.6	0.1	—	63.7
Capacity revenue	4.3	—	—	4.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.6	—	9.6
Other miscellaneous revenue	7.6	3.6	(3.6)	7.6
Total revenue	$860.1	$13.3	$(4.4)	$869.0

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were as follows:

$ in millions	December 31, 2024	December 31, 2023
Receivables from contracts with customers	$103.9	$90.4

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

Notes to Financial Statements - AES Ohio                            Table of Contents

FINANCIAL STATEMENTS

AES Ohio

Notes to Financial Statements - AES Ohio                            Table of Contents

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of The Dayton Power & Light Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company, d/b/a AES Ohio, (the Company) as of December 31, 2024 and 2023, the related statements of operations, statements of comprehensive income, statements of shareholder’s equity and statements of cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Notes to Financial Statements - AES Ohio                            Table of Contents

Regulatory Accounting

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission.

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

Auditing the Company’s regulatory accounting was complex due to the significant knowledge and experience required to assess the impact of regulatory orders on the consolidated financial statements including understanding the nature of the rate orders issued, or expected to be issued, and to assess the relevance and reliability of audit evidence to support the impacted account balances and disclosures.

How We Addressed the Matter in Our Audit
Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the PUCO to DP&L, and considering regulatory precedents established by the PUCO, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
March 4, 2025

Notes to Financial Statements - AES Ohio                            Table of Contents

AES Ohio
Statements of Operations
	Years ended December 31,
$ in millions	2024	2023	2022
REVENUE	$867.6	$852.0	$860.1

OPERATING COSTS AND EXPENSES:
Net purchased power	315.4	346.0	469.0
Operation and maintenance	258.3	229.8	185.1
Depreciation and amortization	93.4	80.7	78.7
Taxes other than income taxes	113.4	100.6	85.1
Other, net	0.9	—	(0.6)
Total operating costs and expenses	781.4	757.1	817.3

Operating income	86.2	94.9	42.8

OTHER EXPENSE, NET:
Interest expense, net	(48.2)	(25.8)	(28.8)
Other income, net	2.1	5.8	1.8
Total other expense, net	(46.1)	(20.0)	(27.0)

INCOME BEFORE INCOME TAX	40.1	74.9	15.8

Income tax expense / (benefit)	3.2	13.5	(3.1)

NET INCOME	$36.9	$61.4	$18.9
See Notes to Financial Statements.

Notes to Financial Statements - AES Ohio                            Table of Contents

AES Ohio
Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2024	2023	2022
Net income	$36.9	$61.4	$18.9
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of ($0.1), $0.1 and $0.0 for each respective period	0.1	(0.3)	0.1
Net gain / (loss) for the period, net of income tax effect of $0.1, $0.4 and $(0.6) for each respective period	(0.1)	(1.2)	2.2
Reclassification to earnings, net of income tax effect of ($0.5), $(0.2) and $(0.9) for each respective period	1.5	0.4	2.7
Net change in unfunded pension and other postretirement obligations	1.5	(1.1)	5.0

Other comprehensive income / (loss)	1.5	(1.1)	5.0

Net comprehensive income	$38.4	$60.3	$23.9
See Notes to Financial Statements.

Notes to Financial Statements - AES Ohio                            Table of Contents

AES Ohio
Balance Sheets
$ in millions	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24.6	$15.5
Accounts receivable, net of allowance for credit losses of $6.1 and $0.9, respectively (Note 1)	106.6	93.1
Inventories	69.0	44.5
Taxes applicable to subsequent years	137.1	112.9
Regulatory assets, current (Note 2)	82.0	56.6
Taxes receivable	24.9	24.4
Prepayments and other current assets	8.4	8.1
Total current assets	452.6	355.1

NON-CURRENT ASSETS
Property, plant and equipment, net of accumulated depreciation of $1,115.5 and $1,098.1, respectively (Note 3)	2,546.2	2,195.9
Regulatory assets, non-current (Note 2)	140.0	155.7
Intangible assets, net of amortization	173.2	111.4
Other non-current assets	43.2	52.9
Total non-current assets	2,902.6	2,515.9
Total assets	$3,355.2	$2,871.0

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$290.1	$15.2
Accounts payable	132.1	163.8
Accrued taxes	115.2	101.4
Accrued interest	10.2	4.2
Customer deposits	14.2	12.7
Regulatory liabilities, current (Note 2)	10.3	18.0
Accrued and other current liabilities	32.2	20.2
Total current liabilities	604.3	335.5

NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,012.7	1,012.3
Deferred income taxes (Note 6)	217.6	206.1
Taxes payable	137.5	113.4
Regulatory liabilities, non-current (Note 2)	169.4	182.1
Accrued pension and other postretirement obligations (Note 7)	30.7	37.7
Other non-current liabilities	5.2	4.7
Total non-current liabilities	1,573.1	1,556.3
Total liabilities	2,177.4	1,891.8

COMMITMENTS AND CONTINGENCIES (Note 9)

COMMON SHAREHOLDER'S EQUITY
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,177.6	977.4
Accumulated other comprehensive loss	(26.4)	(27.9)
Retained earnings	26.2	29.3
Total common shareholder's equity	1,177.8	979.2

Total liabilities and shareholder's equity	$3,355.2	$2,871.0
See Notes to Financial Statements.

Notes to Financial Statements - AES Ohio                            Table of Contents

AES Ohio
Statements of Cash Flows
	Years ended December 31,
$ in millions	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$36.9	$61.4	$18.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.4	80.7	78.7
Amortization of deferred financing costs and debt discounts	1.4	1.7	0.8
Deferred income taxes	3.4	9.0	(2.3)
Loss on asset disposal	1.1	—	—
Allowance for equity funds used during construction	(6.2)	(5.0)	(1.0)
Changes in certain assets and liabilities:
Accounts receivable, net	(13.5)	(0.7)	(20.5)
Inventories	(13.8)	(17.7)	(12.5)
Taxes applicable to subsequent years	(24.2)	(19.0)	(10.9)
Current and non-current regulatory assets and liabilities, net	(14.2)	(75.1)	38.4
Other non-current assets	18.6	(4.9)	5.6
Accounts payable	21.1	(19.9)	13.6
Accrued taxes payable / receivable	37.5	37.3	12.5
Accrued interest	6.0	0.8	0.8
Accrued and other current liabilities	6.8	(2.0)	2.6
Accrued pension and other postretirement obligations	(7.0)	(4.1)	(11.4)
Other non-current liabilities	1.9	(3.0)	4.9
Other	1.4	(4.1)	(0.6)
Net cash provided by operating activities	150.6	35.4	117.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(547.9)	(384.3)	(283.7)
Cost of removal payments	(27.5)	(26.8)	(22.4)
Other investing activities, net	(0.9)	0.2	0.4
Net cash used in investing activities	(576.3)	(410.9)	(305.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	485.0	315.0	255.0
Repayment of borrowings from revolving credit facilities	(360.0)	(420.0)	(135.0)
Issuance of short-term debt	150.0	—	—
Issuance of long-term debt	—	300.0	140.0
Equity contributions from parent	200.0	260.0	—
Distributions to parent	(40.0)	(83.0)	(64.0)
Other financing activities, net	(0.2)	(0.7)	(2.6)
Net cash provided by financing activities	434.8	371.3	193.4
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	9.1	(4.2)	5.3
Cash, cash equivalents and restricted cash at beginning of year	15.6	19.8	14.5
Cash, cash equivalents and restricted cash at end of year	24.7	15.6	19.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$42.6	$34.4	$15.9
Non-cash financing and investing activities:
Accruals for capital expenditures	$48.8	$101.5	$47.0
See Notes to Financial Statements.

Notes to Financial Statements - AES Ohio                            Table of Contents

AES Ohio
Statements of Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)	Total
Balance at January 1, 2022	41,172,173	$0.4	$822.5	$(31.8)	$(8.9)	$782.2
Net income	—	—	—	—	18.9	18.9
Other comprehensive income	—	—	—	5.0	—	5.0
Distributions to parent	—	—	(49.0)	—	(15.0)	(64.0)
Equity contributions from parent	—	—	—	—	—	—
Other	—	—	0.1	—	(0.4)	(0.3)
Balance at December 31, 2022	41,172,173	0.4	773.6	(26.8)	(5.4)	741.8
Net income	—	—	—	—	61.4	61.4
Other comprehensive loss	—	—	—	(1.1)	—	(1.1)
Distributions to parent	—	—	(56.3)	—	(26.7)	(83.0)
Equity contributions from parent	—	—	260.0	—	—	260.0
Other	—	—	0.1	—	—	0.1
Balance at December 31, 2023	41,172,173	0.4	977.4	(27.9)	29.3	979.2
Net income	—	—	—	—	36.9	36.9
Other comprehensive income	—	—	—	1.5	—	1.5
Distributions to parent	—	—	—	—	(40.0)	(40.0)
Equity contributions from parent	—	—	200.0	—	—	200.0
Other	—	—	0.2	—	—	0.2
Balance at December 31, 2024	41,172,173	$0.4	$1,177.6	$(26.4)	$26.2	$1,177.8

See Notes to Financial Statements.

Notes to Financial Statements - AES Ohio                            Table of Contents
AES Ohio
Notes to Financial Statements
For the years ended December 31, 2024, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such service to its approximately 537,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has only one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and costs associated with AES Ohio's investment in OVEC. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

The purchases and sales of the shares of capital stock of each of Ohio Holdings and Ohio Investments contemplated under each of the Purchase Agreements are subject to the satisfaction of certain customary conditions described in the Purchase Agreements, including, among others, receipt of the approval of the PUCO, the FERC and completion of review by the Committee on Foreign Investments in the United States ("CFIUS"). As of the filing of this report, approval has been received from the FERC and CFIUS has completed its review. In addition, each of the parties to the Purchase Agreements has agreed to customary covenants therein.

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

Notes to Financial Statements - AES Ohio                            Table of Contents
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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Balance Sheets that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

	December 31,
$ in millions	2024	2023
Cash and cash equivalents	$24.6	$15.5
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$24.7	$15.6

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2024 and 2023:

	December 31,
$ in millions	2024	2023
Accounts receivable, net
Customer receivables	$79.0	$70.0
Unbilled revenue	24.1	19.4
Amounts due from affiliates	3.6	2.4
Other	6.0	2.2
Allowance for credit losses	(6.1)	(0.9)
Total accounts receivable, net	$106.6	$93.1

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2024 and 2023:

	December 31,
$ in millions	2024	2023
Allowance for credit losses:
Beginning balance	$0.9	$0.5
Current period provision	8.3	5.4
Write-offs charged against allowances	(3.7)	(6.0)
Recoveries collected	0.6	1.0
Ending balance	$6.1	$0.9

Notes to Financial Statements - AES Ohio                            Table of Contents
The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. During 2024, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes by the end of the third quarter of 2025.

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

For substantially all depreciable property, when a unit of property is retired, the original cost of that property, less any salvage value, is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices. Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For AES Ohio’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates. Depreciation and amortization expense in the Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs. The following table presents average composite group rates and depreciation expense for each respective period.

	Years ended December 31,
$ in millions	2024	2023	2022
Composite group rates	2.4%	2.6%	2.8%
Depreciation expense	$84.1	$76.8	$75.6

AES Ohio may receive contributions in aid of construction ("CIAC") from customers that are intended to defray all or a portion of the costs for certain capital projects, to the extent the project does not benefit regulated customers in general. AES Ohio accounts for CIAC as a reduction to property, plant and equipment.

Notes to Financial Statements - AES Ohio                            Table of Contents
AFUDC
In accordance with the Uniform System of Accounts prescribed by FERC, AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
$ in millions	2024	2023	2022
AFUDC equity	$6.2	$5.0	$5.7
AFUDC debt	$7.7	$6.5	$1.3

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $2,546.2 million and $2,195.9 million as of December 31, 2024 and 2023, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Intangible Assets
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized on a straight-line basis over their estimated useful lives. These capitalized software intangible assets have a 12.6 year-weighted average amortization period.

The following table presents information related to the Company's capitalized software balances, including the gross amount capitalized and related amortization:

		December 31,
$ in millions		2024	2023
Capitalized software		$193.8	$142.2

Accumulated amortization		$(20.7)	$(30.8)

	Years ended December 31,
	2024	2023	2022
Amortization expense	$9.3	$3.9	$3.1

Estimated future amortization
Years ending December 31,
2025			$15.3
2026			15.1
2027			14.8
2028			14.6
2029			14.5
Total			$74.3

Implementation Costs Related to Software as a Service
AES Ohio has recorded prepayments for implementation costs related to software as a service in support of utility customer services which are recorded within Prepayments and other current assets and Other non-current assets on the accompanying Balance Sheets as follows:

	December 31,
$ in millions	2024	2023
Implementation costs	$4.0	$14.8

Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest

Notes to Financial Statements - AES Ohio                            Table of Contents
method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies
AES Ohio accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If AES Ohio’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2024 and 2023. See Note 9. Contractual Obligations, Commercial Commitments and Contingencies for additional information.

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

Leases
We have operating leases primarily for office space in which we are the lessee. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. Our leases do not contain any material residual value guarantees, restrictive covenants or subleases.

Right-of-use assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized on commencement of the lease based on the present value of lease payments over the lease term. Generally, the rate implicit in the lease is not readily determinable; as such, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We determine discount rates based on the existing credit rates of our borrowings which are then adjusted for the appropriate lease term. The right-of-use asset also includes any lease payments made and excludes lease incentives that are paid or payable to the lessee at commencement. The lease term includes periods covered by the option to extend if it is reasonably certain that the option will be exercised and periods covered by an option to terminate if it is reasonably certain that the option will not be exercised.

Notes to Financial Statements - AES Ohio                            Table of Contents
Accumulated other comprehensive loss
The changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2024 and 2023 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance at January 1, 2023	$(26.8)

Other comprehensive income before reclassifications	(1.5)
Amounts reclassified from accumulated other comprehensive loss to earnings	0.4
Net current period other comprehensive income	(1.1)

Balance at December 31, 2023	(27.9)

Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss to earnings	1.5
Net current period other comprehensive income	1.5

Balance at December 31, 2024	$(26.4)

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Estimates of the liabilities for insurance and claims costs associated with MVIC and the liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers are as follows:

	Balance Sheet	December 31,
$ in millions	Classification	2024	2023
Estimated liabilities for medical, life disability and other reserves	Accrued and other current liabilities and Other non-current liabilities	$3.7	$3.5

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

Revenue Recognition
Revenue is recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenue on our Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenue is determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. For more information, see Note 11. Business Segments.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. AES Ohio’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenue in the accompanying Statements of Operations. The amounts of such taxes were as follows:

	Years ended December 31,
$ in millions	2024	2023	2022
Excise taxes collected	$48.7	$46.6	$49.2

Notes to Financial Statements - AES Ohio                            Table of Contents
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

Notes to Financial Statements - AES Ohio                            Table of Contents
New accounting pronouncements adopted in 2024
The following table provides a brief description of recent accounting pronouncements that had an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statement upon adoption
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.	December 31, 2024	We adopted this standard on a retrospective basis. Please refer to Note 11, "Business Segments" for impact.

Notes to Financial Statements - AES Ohio                            Table of Contents
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
		The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively	We will provide the required disclosures on a prospective basis on the date each amendment becomes effective. We do not expect ASU 2023-06 will have any impact on our Financial Statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024	We are currently evaluating the impact of adopting the standard on our Financial Statements.
2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

	4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted	We are currently evaluating the impact of adopting the standard on our Financial Statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Plans
AES Ohio ESP - Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan

Notes to Financial Statements - AES Ohio                            Table of Contents
included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal have been scheduled for April 22, 2025.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal have been scheduled for April 2, 2025.

Smart Grid Phase 2 Plan - In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application. The settlement provides for a four-year plan to invest $240.5 million of capital and $18.6 million of operations and maintenance expenses related to grid modernization, support of Distributed Energy Resources, Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Infrastructure Investment Rider. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from the PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.

ESP 4 - On September 26, 2022, AES Ohio filed its latest ESP (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “ESP 4 Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO approved the ESP 4 Settlement without modification. The approved ESP 4 Settlement provides for a three-year plan including the following:
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

Distribution Rate Cases
2024 Distribution Rate Case application - On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

•An increase to its annual distribution revenue requirement of $235.2 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•A date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025

Notes to Financial Statements - AES Ohio                            Table of Contents
The rate case application also includes a proposal for increased tree-trimming expenses. AES Ohio proposed an evidentiary hearing be held beginning June 2, 2025; however, the PUCO has not yet established a procedural schedule for the proceeding.

2020 Distribution Rate Case - On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order:

•Establishes a revenue increase of $75.6 million for AES Ohio’s base rates for electric distribution service; and
•Provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a distribution rate base of $783.5 million and based on a capital structure of 53.87% equity and 46.13% long-term debt.

These rates went into effect on September 1, 2023 with the approval of AES Ohio's ESP 4, as discussed above.

FERC Transmission Rates
On March 3, 2020, AES Ohio filed an application before the FERC seeking to change its stated transmission rates to formula transmission rates that would be updated each calendar year. An uncontested settlement was filed December 10, 2020 and approved April 15, 2021. Among other things, the settlement established new depreciation rates for AES Ohio’s transmission assets, an authorized return on equity of 9.85%, and started an amortization process to return excess deferred taxes created by the TCJA. Pursuant to the approved mechanisms and formula, transmission rates are adjusted each calendar year to reflect projected costs, adjusted to a true-up of actual revenue and costs incurred in the prior year.

Regulatory Assets and Liabilities
Regulatory assets and liabilities represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. AES Ohio has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the PUCO or established regulatory practices in accordance with ASC 980. See Note 1. Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

Notes to Financial Statements - AES Ohio                            Table of Contents

The following table presents AES Ohio’s regulatory assets and liabilities:

	Type of Recovery	Recovery Period	December 31,
$ in millions			2024	2023
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B/D	2025	$63.4	$51.7
Uncollectible expense being recovered in base rates	B	2025	1.7	1.7
Vegetation management being recovered in base rates	B	2025	2.7	2.7
Rate case expenses being recovered in base rates	B	2025	0.4	0.5
Transmission formula rate debits	A	2025	13.8	—
Total regulatory assets, current			82.0	56.6

Regulatory assets, non-current:
Pension benefits	A	Ongoing	58.8	62.6
Regulatory compliance costs	A	2028	33.2	45.0
Energy efficiency	A/B/D	Undetermined	4.1	4.1
Smart grid and AMI costs	C	Undetermined	1.8	3.2
Unamortized loss on reacquired debt	B	Ongoing	0.5	1.1
Deferred storm costs	B	2025	—	2.2
Deferred rate case costs	B/D	Undetermined	2.4	1.5
Deferred vegetation management	B	2028	21.7	19.9
CIS replacement	D	Undetermined	8.8	3.1
Transmission formula rate debits	A	2026	1.2	6.7
Customer Program Rider	A/D	Undetermined	2.9	—
Uncollectible deferral	B	2028	4.6	6.3
Total regulatory assets, non-current			140.0	155.7

Total regulatory assets			$222.0	$212.3

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2025	$9.3	$14.7
Transmission formula rate credits	A	2025	1.0	3.3
Total regulatory liabilities, current			10.3	18.0

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	131.0	134.2
Deferred income taxes payable through rates		Ongoing	35.0	42.6
TCJA regulatory liability	B	Ongoing	—	1.0
Transmission formula rate credits	A	2026	1.5	—
PJM transmission enhancement settlement	B	2025	—	1.7
Postretirement benefits	B	Ongoing	1.9	2.6
Total regulatory liabilities, non-current			169.4	182.1

Total regulatory liabilities			$179.7	$200.1

A – Recovery of incurred costs plus rate of return. Refund of incurred credits, plus rate of return.
B – Recovery of incurred costs without a rate of return. Refund of incurred credits without a rate of return.
C – Includes costs associated with Smart Grid Phase 2 development for which recovery is not yet determined but is considered probable of occurring in future rate proceedings.
D – Recovery not determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities

Current regulatory assets primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. Current regulatory assets include: (i) the Energy Efficiency Rider, (ii) the Transmission Cost Recovery Rider, (iii) the Storm Cost Rider, (iv) the Legacy Generation Rider, (v) the Infrastructure Investment Rider, (vi) the Regulatory Compliance Rider, (vii) the Proactive Reliability Optimization Rider, and (viii) the Distribution Investment Rider. Also included are the current portion of deferred rate case costs, vegetation management, uncollectible expense costs, and the transmission formula rate true-up.

Notes to Financial Statements - AES Ohio                            Table of Contents

Current regulatory liabilities include the overcollection of standard offer costs and certain transmission related costs, including the current portion of the PJM transmission enhancement settlement (discussed below), the transmission rate true-up, the Transmission Cost Recovery Rider overcollection and the TCJA regulatory liability.

AES Ohio is earning a return on $16.2 million of the net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the Energy Efficiency Rider, (ii) the Transmission Cost Recovery Rider, and (iii) the Regulatory Compliance Rider, partially offset by the overcollection of standard offer costs.

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

Notes to Financial Statements - AES Ohio                            Table of Contents
Deferred storm costs

Deferred storm costs represent the long-term portion of deferred costs for major storms. AES Ohio files semi-annual petitions seeking recovery of storm costs with all costs related to 2024 to be recovered in 2025. Recovery of these costs is probable, but not certain.

Rate case expenses

Rate case expenses represent costs associated with preparing distribution rate cases. AES Ohio was granted recovery of the 2020 rate case costs through base rates over a period of 5 years, without a rate of return. AES Ohio has requested approval and recovery of the 2024 rate case costs through the 2024 rate case application, which is pending before the PUCO.

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

CIS replacement costs

Customer Information System (“CIS”) replacement costs represent operation and maintenance expenses associated with the implementation of a new CIS system. Deferral of these costs, subject to an $8.8 million maximum deferral, was approved in the Smart Grid Phase 1 Order, subject to demonstration that the functionality is available and a reasonableness prudence review. Recovery of these costs was requested and approved in Case No. 22-0900-EL-SSO to be included in the new Regulatory Compliance Rider, once the CIS is used and useful.

Transmission formula rate debits/credits

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under "FERC Transmission Rates".

Customer program costs

Customer Program Costs (“CPR”) represent costs associated with residential off-peak electric vehicle programs to encourage utilization of the distribution grid during off-peak hours, subject to a maximum annual deferral of $0.3 million, and residential low income assistance programs, subject to a maximum annual deferral of $5.7 million. Deferral of CPR costs were approved in the ESP 4 order.

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

Notes to Financial Statements - AES Ohio                            Table of Contents

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

3. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of AES Ohio’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$899.1	1.7%	$648.0	2.0%
Distribution	2,453.9	2.8%	2,283.4	2.9%
General	32.3	3.4%	32.2	3.5%
Non-depreciable	112.0	N/A	99.6	N/A
Total property, plant and equipment in service	$3,497.3	2.4%	$3,063.2	2.6%
Less: accumulated depreciation	(1,115.5)		(1,098.1)
	2,381.8		1,965.1
Construction work in process	164.4		230.8
Property, plant and equipment, net	$2,546.2		$2,195.9

Notes to Financial Statements - AES Ohio                            Table of Contents
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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Balance Sheets at their gross fair value.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Balance Sheets and are classified as equity securities. Net unrealized gains related to equity investments still held as of December 31, 2024 and 2023 are as follows:

	Years ended December 31,
$ in millions	2024	2023
Net unrealized gains (a)	$0.7	$0.5

(a)    These amounts are included in Other income, net in our Statements of Operations.

Notes to Financial Statements - AES Ohio                            Table of Contents
Recurring Fair Value Measurements
The fair value of assets at December 31, 2024 and 2023 and the respective category within the fair value hierarchy for AES Ohio was determined as follows:

$ in millions	Fair Value at December 31, 2024				Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$0.4	$—	$—	$0.4	$0.6	$—	$—	$0.6
Mutual funds	7.6	—	—	7.6	7.2	—	—	7.2
Total assets	$8.0	$—	$—	$8.0	$7.8	$—	$—	$7.8

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair Value at December 31, 2024				Carrying Amount	Fair Value at December 31, 2023
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,012.9	$—	$894.8	$16.6	$911.4	$1,012.5	$—	$909.9	$16.8	$926.7

5. DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2024	December 31, 2023
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.6	16.8
Unamortized deferred financing costs			(6.6)	(7.1)
Unamortized debt discounts			(2.1)	(2.2)
Total long-term debt			1,012.9	1,012.5
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.7	$1,012.3

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

Notes to Financial Statements - AES Ohio                            Table of Contents
at variable rates as described in the agreement. It includes an uncommitted $100.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility, subject to approval by the lenders.
The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2024 and 2023, the AES Ohio Credit Agreement had outstanding borrowings of $140.0 million and $15.0 million, respectively.

Debt Maturities
At December 31, 2024, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2025	$0.2
2026	0.2
2027	140.2
2028	92.7
2029	0.2
Thereafter	788.1
1,021.6
Unamortized debt discounts	(6.6)
Deferred financing costs, net	(2.1)
Total long-term debt	$1,012.9

Significant Transactions
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement ("$150 million Term Loan Agreement"). The $150 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $150 million Term Loan Agreement. The $150 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified this $150 million Term Loan Agreement as short-term indebtedness as it matures in August 2025. Management plans to repay this Term Loan Agreement through a combination of cash from operations, new debt, and equity capital contributions.

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

Debt Covenants and Restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, each contain one financial covenant, respectively. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2024 AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting distributions to its parent, DPL. As of December 31, 2024, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Notes to Financial Statements - AES Ohio                            Table of Contents
6. INCOME TAXES

AES Ohio’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2024	2023	2022
Components of tax expense / (benefit)
Federal - current	$—	$4.1	$(0.8)
State and local - current	(0.1)	0.4	—
Total current	(0.1)	4.5	(0.8)

Federal - deferred	(1.3)	7.3	(2.4)
State and local - deferred	4.6	1.7	0.1
Total deferred	3.3	9.0	(2.3)
Tax expense / (benefit)	$3.2	$13.5	$(3.1)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the effective tax rate, as a percentage of total income before taxes:

	Years ended December 31,
	2024	2023	2022
Statutory Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	1.4%	1.4%	1.4%
AFUDC - Equity	(1.2)%	(0.1)%	(2.2)%
Depreciation of flow-through differences	(13.5)%	(4.3)%	(39.4)%
Amortization of investment tax credits	—%	—%	(0.1)%
Other - net	0.3%	—%	(0.3)%
Effective tax rate	8.0%	18.0%	(19.6)%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2024	2023
Net non-current assets / (liabilities)
Depreciation / property basis	$(214.4)	$(195.3)
Income taxes recoverable	7.8	9.5
Regulatory assets	(42.2)	(39.3)
Compensation and employee benefits	(4.8)	(4.1)
Operating loss carryforwards	32.3	21.0
Other (a)	3.7	2.1
Net non-current liabilities	$(217.6)	$(206.1)
(a)    The Other caption includes a state and local tax valuation allowance of 0.1 million in 2024 and 0.0 million in 2023 that partially offsets the operating loss carryforwards.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2024	2023	2022
Tax expense / (benefit)	$0.5	$(0.3)	$1.5

Notes to Financial Statements - AES Ohio                            Table of Contents
Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2024 and was $0.4 million at December 31, 2024 and December 31, 2023.

The amount anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2024 is estimated to be $0.0 million.

The following table presents the changes to our uncertain tax positions:

$ in millions	2024	2023	2022
Unrecognized tax benefits at January 1	$0.4	$0.4	$0.4
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	—	—	—
Unrecognized tax benefits at December 31	$0.4	$0.4	$0.4

Tax years subsequent to 2020 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

AES Ohio is no longer subject to U.S. federal income tax examinations for tax years through 2020, but all subsequent periods are open. AES Ohio is no longer subject to state income tax examinations for tax years through 2020, but all subsequent periods are open.

7. BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $7.9 million and $7.2 million at December 31, 2024 and 2023, respectively, were not material to the Financial Statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plans. The existing non-union plan provides that participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,850 for 2024 and they are fully vested in their employer contributions after 3 years of service. Non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions. Effective December 31, 2024, non-union participants hired after December 31, 2010, in the existing non-union 401(k) plan were frozen regarding the non-union 401(k) plan and became eligible for The AES Corporation Retirement Savings Plan ("RSP"). The RSP matches 100% of contributions on the first 5% of eligible compensation and also provides for a non-matching contribution of 4% of eligible compensation. Matching contributions in this plan are fully vested while non-matching contributions vest ratably over 5 years of service with AES or its affiliates.

We contributed $3.8 million, $3.5 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include

Notes to Financial Statements - AES Ohio                            Table of Contents
the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

Almost all management employees beginning employment on or after January 1, 2011, participated in a cash balance pension plan formula. Similar to the traditional pension plan for management employees, the cash balance benefits were based on compensation and years of service. Effective December 31, 2024, this cash balance pension plan formula was closed to new management employees and will no longer add new pay credits but will continue to provide quarterly interest credits for these participants. A cash balance participant becomes 100% vested in all amounts credited to his or her account upon the completion of three vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Vested benefits in the cash balance plan are fully portable upon termination of employment.

In addition, we have a Supplemental Executive Retirement Plan ("SERP") for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities, which represent the regulated portion that would otherwise be charged or credited to AOCL. We have historically recorded these costs on an accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

Notes to Financial Statements - AES Ohio                            Table of Contents
The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Balance Sheets at December 31, 2024 and 2023. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.1 million, $0.9 million and $1.7 million of costs billed to the Service Company for the years ended December 31, 2024, 2023 and 2022, respectively, or $1.2 million, $0.2 million and $0.9 million of costs billed to AES Ohio Generation for the years ended December 31, 2024, 2023 and 2022, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2024	2023
Benefit obligation at January 1	$298.6	$309.0
Service cost	2.5	3.0
Interest cost	14.6	15.8
Plan amendments	—	1.4
Actuarial loss / (gain)	(12.4)	9.6
Benefits paid	(20.9)	(40.2)
Benefit obligation at December 31	282.4	298.6

Change in plan assets
Fair value of plan assets at January 1	268.4	274.4
Actual return on plan assets	5.0	26.5
Employer contributions	7.6	7.7
Benefits paid	(20.9)	(40.2)
Fair value of plan assets at December 31	260.1	268.4

Unfunded status of plan	$(22.3)	$(30.2)

	December 31,
Amounts recognized in the Balance Sheets	2024	2023
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(22.1)	(30.0)
Net liability at end of year	$(22.3)	$(30.2)

Amounts recognized in Accumulated other comprehensive loss, Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$6.6	$7.6
Net actuarial loss	95.8	102.3
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$102.4	$109.9
Recorded in:
Regulatory assets, non-current	$56.0	$60.7
Accumulated other comprehensive loss	46.4	49.2
Accumulated other comprehensive loss, Regulatory assets, pre-tax	$102.4	$109.9

The accumulated benefit obligation for our Pension Plans was $274.7 million and $290.0 million at December 31, 2024 and 2023, respectively.

Notes to Financial Statements - AES Ohio                            Table of Contents
The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2024	2023	2022
Service cost	$2.5	$3.0	$4.9
Interest cost	14.6	15.8	9.6
Expected return on assets	(14.8)	(17.6)	(15.8)
Amortization of unrecognized:
Actuarial loss	3.9	1.1	7.7
Prior service cost	1.0	1.1	1.2
Net periodic benefit cost	$7.2	$3.4	$7.6

Rates relevant to each year's expense calculations
Discount rate	5.14%	5.41%	2.83%
Expected return on plan assets	5.15%	5.40%	4.60%

The components of net periodic benefit cost, other than service cost, are included in Total other expense, net in the Statements of Operations.

The following table presents other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss, Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2024	2023	2022
Net actuarial loss / (gain)	$(2.6)	$0.7	$(9.1)
Plan amendments	—	1.4	—
Reversal of amortization item:
Net actuarial loss	(3.9)	(1.1)	(7.7)
Prior service cost	(1.0)	(1.1)	(1.2)
Total recognized in Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(7.5)	$(0.1)	$(18.0)

Total recognized in net periodic benefit cost and Accumulated other comprehensive loss, Regulatory assets and Regulatory liabilities	$(0.3)	$3.3	$(10.4)

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $12.4 million decreased the benefit obligation for the year ended December 31, 2024 and an actuarial loss of $9.6 million increased the benefit obligation for the year ended December 31, 2023. The actuarial gain in 2024 was primarily due to an increase in the discount rate and the actuarial loss in 2023 was primarily due to a decrease in the discount rate.

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

At December 31, 2024, we increased the expected long-term rate of return on plan assets assumption to 6.05%. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2024, we increased our assumed discount rate to 5.66% from 5.14% for pension expense to reflect current duration-based yield curve discount rates. A 1% increase / decrease in the rate of return assumption for pension would result in a corresponding decrease / increase in 2025 pension expense of approximately $2.6 million. A 0.25-percentage point increase / decrease in the discount rate for pension would result in a corresponding decrease / increase of approximately $0.4 million to 2025 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2024. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate

Notes to Financial Statements - AES Ohio                            Table of Contents
spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2024	2023	2022
Discount rate for obligations	5.66%	5.14%	5.41%
Rate of compensation increases	3.21%	3.21%	3.21%

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

All plan assets at December 31, 2024 are common collective trusts. With the exception of the cash and cash equivalents, the common collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock, or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2024	2023
Equity Securities	32%	31%	32%
Debt Securities	68%	68%	67%
Cash and Cash Equivalents	—%	1%	1%

Notes to Financial Statements - AES Ohio                            Table of Contents
The fair values of our Pension Plans' assets at December 31, 2024 by asset category are as follows:

$ in millions	Market Value at December 31, 2024	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$81.3	$—	$81.3	$—
Debt securities (b)	118.9	—	118.9	—
Government debt securities (c)	58.2	—	58.2	—
Total common collective trusts	258.4	—	258.4	—
Cash and cash equivalents (d)	1.7	1.7	—	—
Total pension plan assets	$260.1	$1.7	$258.4	$—

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

The fair values of our pension plan assets at December 31, 2023 by asset category are as follows:

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $7.5 million and $7.5 million to the pension plan in the years ended December 31, 2024, 2023 and 2022.

We expect to make contributions of $0.2 million to our SERP in 2025 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2025.

Notes to Financial Statements - AES Ohio                            Table of Contents
Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 95%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.3 million in 2025, which includes $1.2 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2025	$22.0
2026	22.0
2027	21.9
2028	21.8
2029	21.8
2030 - 2034	106.1

8. SHAREHOLDER'S EQUITY

Common Stock
AES Ohio has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2024. All common shares are held by AES Ohio’s parent, DPL.

Capital Contributions and Returns of Capital
During the years ended December 31, 2024 and 2023, AES Ohio received $200.0 million and $260.0 million, respectively, in equity contributions from DPL. The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity. AES Ohio did not receive any equity contributions from DPL in 2022.

During the years ended December 31, 2024, 2023 and 2022, AES Ohio declared and paid distributions totaling $40.0 million, $83.0 million and $64.0 million, respectively.

9. CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2024, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Purchased power commitments	$109.1	$71.9	$37.2	$—	$—
Purchase orders and other contractual obligations	$248.6	$195.0	$52.3	$1.3	$—

Purchased power commitments
AES Ohio enters into long-term contracts for purchased power through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2024, AES Ohio had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and AES Ohio's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Notes to Financial Statements - AES Ohio                            Table of Contents

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2024, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2024.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2024 and December 31, 2023.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2024, AES Ohio could be responsible for the repayment of 4.9%, or $48.8 million, of $1.0 billion OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

Notes to Financial Statements - AES Ohio                            Table of Contents
Long-term Compensation Plan
During 2024, 2023 and 2022, many of AES Ohio’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense for the years ended December 31, 2024, 2023 and 2022 was not material and is included in Operation and maintenance on AES Ohio’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on AES Ohio’s Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2024	2023	2022
The following transactions are included in Operation and Maintenance on the Statements of Operations:
Charges from the Service Company	$66.2	$50.5	$43.2
Charges to the Service Company	$(4.1)	$(3.0)	$(4.0)
Services provided by AES and other AES affiliates	$37.6	$32.2	$28.1
Services provided by other related parties	$1.9	$1.7	$2.5

Transactions primarily included in Net property, plant and equipment and Intangible assets, net on the Balance Sheets:
Charges from the Service Company	$54.6	$31.8	$21.6

Balances with related parties (include in Accounts Receivable, net and Accounts Payable):	At December 31, 2024	At December 31, 2023
Net payable to the Service Company	$(26.9)	$(3.9)
Net receivable from / (payable to) AES and other AES affiliates	$(0.3)	$2.4

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, AES Ohio had a net receivable balance of $24.9 million and $24.4 million at December 31, 2024 and 2023, respectively, which are recorded in Taxes receivable on the accompanying Balance Sheets. During 2024, 2023 and 2022, AES Ohio made no payments to DPL for its share of income taxes.

11. BUSINESS SEGMENTS

All of AES Ohio’s current business consists of the transmission, distribution and sale of electric energy, and therefore AES Ohio had only one reportable segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of AES Ohio and are the most relevant measures considered in AES Ohio's internal evaluation of the financial performance of its segment. The Chief Operating Decision Maker uses income / (loss) before income tax and net income / (loss) to allocate resources and capital in the annual budget and forecasting process, including making decisions on where to reinvest profits to support AES Ohio’s growth. On a monthly basis, the Chief Operating Decision Maker reviews variances in budget versus actual results and monitors changes in forecasted results to assess the underlying operating performance and analyze risks and opportunities for AES Ohio. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Ohio.

Notes to Financial Statements - AES Ohio                            Table of Contents

	For the years ended December 31,
$ in millions	2024	2023	2022
Revenue	$867.6	$852.0	$860.1

Net purchased power	315.4	346.0	469.0
Operation and maintenance	258.3	229.8	185.1
Depreciation and amortization	93.4	80.7	78.7
Taxes other than income taxes	113.4	100.6	85.1
Interest expense	48.2	25.8	28.8
Other segment items (a)	(1.2)	(5.8)	(2.4)
Income before income tax	40.1	74.9	15.8
Income tax expense / (benefit)	3.2	13.5	(3.1)
Net income / (loss)	$36.9	$61.4	$18.9

Capital expenditures	$547.9	$384.3	$283.7

	As of December 31,
	2024	2023	2022
Total assets	$3,355.2	$2,871.0	$2,405.9
(a)    Other segment items primarily includes other miscellaneous gains and losses in Other income, net.

12. REVENUE

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

Notes to Financial Statements - AES Ohio                            Table of Contents

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

AES Ohio's revenue from contracts with customers was as follows:

	Years ended December 31,
$ in millions	2024	2023	2022
Revenue from contracts with customers	$856.2	$852.6	$852.5

The following table presents our revenue from contracts with customers and other revenue for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
$ in millions	2024	2023	2022
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$451.4	$478.9	$467.3
Commercial revenue	161.2	162.1	166.0
Industrial revenue	67.0	66.6	74.3
Governmental revenue	26.5	24.3	24.1
Other	11.3	13.0	11.9
Total retail revenue from contracts with customers	717.4	744.9	743.6
Wholesale revenue
Wholesale revenue from contracts with customers	17.5	15.8	41.0
RTO ancillary revenue	120.4	88.4	63.6
Capacity revenue	0.9	3.5	4.3
Miscellaneous revenue
Other miscellaneous revenue	11.4	(0.6)	7.6
Total revenue	$867.6	$852.0	$860.1

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from contracts with customers were as follows:

$ in millions	December 31, 2024	December 31, 2023
Receivables from contracts with customers	$103.1	$89.4

Notes to Financial Statements - AES Ohio                            Table of Contents
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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting
We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. During the fiscal quarter ended September 30, 2024, we implemented SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries, which involved changes to related processes that are part of our system of internal controls over financial reporting and require testing for effectiveness. During the fiscal quarter ended December 31, 2024, we continued to evaluate and augment our existing controls to appropriately manage the risks inherent associated with this software implementation.

Other than the system and related process changes described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents the aggregate fees billed to DPL and AES Ohio for products and services provided by our principal accountants:

	Years ended December 31,
	2024	2023
Audit Fees	$1,369,644	$1,146,710
Audit-related Fees
Fees for the audit of AES Ohio's employee benefit plans	104,040	102,000
Other	39,134	38,934
Total	$1,512,818	$1,287,644

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to the financial statements and schedules

(b) Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X		2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(d)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(e)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(f)	Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein	Exhibit 4(c) to Registration Statement No. 333-74630
X	X	4(g)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(h)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(i)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(j)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(k)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		4(l)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X	X	4(m)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X		4(n)	Indenture, dated June 19, 2020, by and between DPL Inc. and U.S. Bank National Association	Exhibit 4.1 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X	X	4(o)	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020 (File No. 1-2385)
X	X	4(p)	54th Supplemental Indenture, dated April 1, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Filed herewith as Exhibit 4(p)
X	X	4(q)	55th Supplemental Indenture, dated December 15, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Filed herewith as Exhibit 4(q)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	10(a)	Amended and Restated Credit Agreement, dated as of December 22, 2022, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender	Filed herewith as Exhibit 10(a)
X	X	10(b)	Amendment to Amended and Restated Credit Agreement, dated as of February 7, 2025, among The Dayton Power and Light Company, PNC Bank, National Association, as administrative agent, and each of the lenders party thereto.	Filed herewith as Exhibit 10(b)
X	X	10(c)	Term Loan Agreement, dated as of August 14, 2024, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as bookrunner and joint lead arranger and US Bank National Association, as syndication agent and joint lead arranger.	Exhibit 10.1 to Report on Form 8-K filed August 14, 2024 (File No. 1-2385)
X	X	10(d)	Stipulation and Recommendation dated October 23, 2020	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020 (File No. 1-2385)
X	X	10(e)	Stipulation and Recommendation dated April 10, 2023	Exhibit 10.1 to Report on Form 8-K filed April 10, 2023 (File No. 1-9052)
X		10(f)	AES Ohio Holdings, Inc. Purchase and Sale Agreement dated September 13, 2024 by and between DPL Inc. and Astrid Holdings LP.	Exhibit 10.1 to Report on Form 10-Q filed October 31, 2024 (File No. 1-9052)
X		10(g)	AES Ohio Investments, Inc. Purchase and Sale Agreement dated September 13, 2024 by and between DPL Inc. and Astrid Holdings LP.	Exhibit 10.2 to Report on Form 10-Q filed October 31, 2024 (File No. 1-9052)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.

March 4, 2025	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

March 4, 2025	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Michelle A. Dreyer	Director	March 4, 2025
Michelle A. Dreyer

/s/ Ricardo Manuel Falú	Director	March 4, 2025
Ricardo Manuel Falú

/s/ Sherry Kohan	Director	March 4, 2025
Sherry Kohan

/s/ Kenneth J. Zagzebski	Director, Chairman, President and Chief Executive Officer	March 4, 2025
Kenneth J. Zagzebski	(principal executive officer)

/s/ Gustavo Garavaglia	Director, Vice President and Chief Financial Officer	March 4, 2025
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Mehringer	Controller	March 4, 2025
Karin M. Mehringer	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Paul L. Freedman	Director	March 4, 2025
Paul L. Freedman

/s/ Sherry Kohan	Director	March 4, 2025
Sherry Kohan

/s/ Tish Mendoza	Director	March 4, 2025
Tish Mendoza

/s/ Mark E Miller	Director	March 4, 2025
Mark E Miller

/s/ Thomas A. Raga	Director	March 4, 2025
Thomas A. Raga

/s/ Kenneth J. Zagzebski	Director, Chairman and Chief Executive Officer	March 4, 2025
Kenneth J. Zagzebski	(principal executive officer)

/s/ Gustavo Garavaglia	Director, Vice President and Chief Financial Officer	March 4, 2025
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Mehringer	Controller	March 4, 2025
Karin M. Mehringer	(principal accounting officer)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2024
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable
Provision for uncollectible accounts
Year ended December 31, 2024	$0.9	$8.3	$3.1	$6.1
Year ended December 31, 2023	$0.5	$5.4	$5.0	$0.9
Year ended December 31, 2022	$0.3	$2.5	$2.3	$0.5

Valuation allowance for deferred tax assets
Deducted from deferred tax assets -
Year ended December 31, 2024	$35.7	$0.7	$4.6	$31.8
Year ended December 31, 2023	$36.6	$0.7	$1.6	$35.7
Year ended December 31, 2022	$37.1	$—	$0.5	$36.6

AES Ohio
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2024
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable
Provision for uncollectible accounts
Year ended December 31, 2024	$0.9	$8.3	$3.1	$6.1
Year ended December 31, 2023	$0.5	$5.4	$5.0	$0.9
Year ended December 31, 2022	$0.3	$2.5	$2.3	$0.5