Form 10-Q
period 2025-03-31
DPL LLC; DAYTON POWER & LIGHT CO
filed 2025-05-01
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9052
DPL LLC
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

DPL LLC	Yes	☐	No	☒
The Dayton Power and Light Company	Yes	☐	No	☒

DPL LLC and The Dayton Power and Light Company are voluntary filers. DPL LLC and The Dayton Power and Light Company have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

DPL LLC	Yes	☒	No	☐
The Dayton Power and Light Company	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company	Emerging growth company
DPL LLC	☐	☐	☒	☐	☐
	Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company	Emerging growth company
The Dayton Power and Light Company	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

DPL LLC	☐
The Dayton Power and Light Company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL LLC	Yes	☐	No	☒
The Dayton Power and Light Company	Yes	☐	No	☒

All of the outstanding limited liability company interests of DPL LLC are indirectly owned by The AES Corporation. All of the outstanding common stock of The Dayton Power and Light Company is owned by AES Ohio Holdings, Inc.

As of May 1, 2025, each registrant had the following shares of equity securities outstanding:

Registrant	Description	Shares Outstanding

DPL LLC	Limited liability company interests	1

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-Q is separately filed by DPL LLC and The Dayton Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to a registrant other than itself.

DPL LLC and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2025

DPL LLC and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2025
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AES Ohio Term Loan Agreement	AES Ohio's unsecured $150.0 million 364-day term loan agreement which matures on August 13, 2025, and bears interest at variable rates
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CRES	Competitive Retail Electric Service
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the "Conversion"). Upon the Conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 3, 2025
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest

DPL LLC and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2025

Term	Definition
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	In February 2024, AES Ohio applied for PUCO approval of the second phase of its grid modernization plan, covering ten years of investment following Smart Grid Phase 1.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USD	U.S. dollar
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL LLC and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2025
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

DPL LLC and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2025
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

DPL LLC and AES Ohio
Form 10-Q for the Quarterly Period ended March 31, 2025
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

DPL LLC

DPL LLC
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2025	2024
REVENUE	$254.3	$226.4

OPERATING COSTS AND EXPENSES:
Net purchased power	95.1	89.7
Operation and maintenance	65.5	60.9
Depreciation and amortization	29.2	22.6
Taxes other than income taxes	36.3	29.2
Loss on asset disposal	—	1.3
Total operating costs and expenses	226.1	203.7

OPERATING INCOME	28.2	22.7

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(23.9)	(20.3)
Other income / (expense), net	(0.6)	1.8
Total other expense, net	(24.5)	(18.5)

INCOME BEFORE INCOME TAX	3.7	4.2

Income tax expense	1.0	1.6

NET INCOME	$2.7	$2.6
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2025	2024
NET INCOME	$2.7	$2.6
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0 and $0.0 for each respective period	(0.2)	(0.2)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.0 and $(0.1) for each respective period	0.2	—
Other comprehensive loss	—	(0.2)

NET COMPREHENSIVE INCOME	$2.7	$2.4
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81.2	$54.0
Accounts receivable, net of allowance for credit losses of $8.1 and $6.1, respectively (Note 1)	131.4	106.8
Inventories	72.1	70.5
Taxes applicable to subsequent years	101.8	137.1
Regulatory assets, current	93.7	82.0
Taxes receivable	29.4	27.1
Prepayments and other current assets	11.4	7.5
Total current assets	521.0	485.0
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $589.9 million and $571.7 million, respectively	2,622.8	2,571.4
Regulatory assets, non-current	119.5	140.0
Intangible assets, net of amortization	173.8	175.1
Other non-current assets	52.3	45.9
Total non-current assets	2,968.4	2,932.4

Total assets	$3,489.4	$3,417.4

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$784.8	$704.4
Accounts payable	154.9	132.1
Accrued taxes	129.9	115.4
Accrued interest	25.8	22.8
Customer deposits	20.4	14.2
Regulatory liabilities, current	7.8	10.3
Accrued and other current liabilities	40.9	35.0
Total current liabilities	1,164.5	1,034.2
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,425.9	1,425.6
Deferred income taxes	254.3	249.6
Taxes payable	68.3	137.5
Regulatory liabilities, non-current	173.2	169.4
Accrued pension and other postretirement obligations	30.9	30.7
Other non-current liabilities	7.5	8.3
Total non-current liabilities	1,960.1	2,021.1
Total liabilities	3,124.6	3,055.3

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY:
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	3,040.5	3,040.5
Accumulated other comprehensive loss	(5.3)	(5.3)
Accumulated deficit	(2,670.4)	(2,673.1)
Total common shareholder's equity	364.8	362.1

Total liabilities and shareholder's equity	$3,489.4	$3,417.4
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2.7	$2.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.2	22.6
Amortization of deferred financing costs and debt discounts	0.9	0.9
Deferred income taxes	3.3	5.7
Loss on asset disposal	—	1.3
Allowance for equity funds used during construction	—	(1.8)
Changes in certain assets and liabilities:
Accounts receivable, net	(24.6)	(7.3)
Inventories	(1.6)	(7.5)
Taxes applicable to subsequent years	35.3	29.6
Current and non-current regulatory assets and liabilities	5.7	(0.2)
Prepayments and other current assets	(3.8)	(0.7)
Other non-current assets	(0.9)	2.3
Accounts payable	30.6	6.6
Accrued taxes payable / receivable	(57.0)	(53.2)
Accrued interest	2.9	8.9
Accrued and other current liabilities	12.0	6.9
Accrued pension and other postretirement obligations	0.2	(7.0)
Other	—	(0.2)
Net cash provided by operating activities	34.9	9.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85.3)	(174.6)
Cost of removal payments	(1.0)	(6.0)
Other investing activities, net	(0.4)	(0.7)
Net cash used in investing activities	(86.7)	(181.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	135.0	185.0
Repayment of borrowings from revolving credit facilities	(55.0)	(30.0)
Other financing activities, net	(1.0)	—
Net cash provided by financing activities	79.0	155.0
Cash, cash equivalents, and restricted cash:
Net increase / (decrease) in cash, cash equivalents and restricted cash	27.2	(16.8)
Cash, cash equivalents and restricted cash at beginning of period	54.1	41.1
Cash, cash equivalents and restricted cash at end of period	$81.3	$24.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20.7	$11.1
Non-cash investing activities:
Accruals for capital expenditures	$40.9	$55.2
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2025	1	$—	$3,040.5	$(5.3)	$(2,673.1)	$362.1
Net income	—	—	—	—	2.7	2.7
Balance at March 31, 2025	1	$—	$3,040.5	$(5.3)	$(2,670.4)	$364.8

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2024	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9
Net income	—	—	—	—	2.6	2.6
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2024	1	$—	$2,840.4	$(4.8)	$(2,684.3)	$151.3

See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2025 and 2024

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DPL, an indirectly wholly-owned subsidiary of AES, is a holding company organized in 1985 under the laws of Ohio. For the periods covered by this report, DPL owned all of the outstanding common stock of DP&L, which does business as AES Ohio. Substantially all of DPL’s business consists of transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Ohio. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the "Conversion"). Upon the Conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 543,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

DPL’s other primary subsidiaries are MVIC and Miami Valley Lighting. MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. For the periods covered by this report, DPL's subsidiaries were all wholly-owned. DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

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

Agreement to Sell Minority Interest in AES Ohio
On April 4, 2025, DPL LLC (formerly known as DPL Inc.) ("DPL") consummated the transactions contemplated by (i) a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of Caisse de dépôt et placement du Québec ("CDPQ"), dated as of September 13, 2024, pursuant to which DPL agreed to sell to Investor 15% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Holdings, Inc. ("Ohio Holdings" and, such agreement, the "Ohio Holdings Purchase Agreement") for a purchase price of approximately $272 million, subject to adjustment, and (ii) a Purchase and Sale Agreement with Investor, pursuant to which DPL agreed to sell to Investor 17.65% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Investments, Inc. ("Ohio Investments" and, such agreement, the "Ohio Investments Purchase Agreement" and together with the Ohio Holdings Purchase Agreement, the "Purchase Agreements") for a purchase price of approximately $272 million. Pursuant to the consummation of the transactions contemplated by the Ohio Holdings Purchase Agreement and the Ohio Investments Purchase Agreement together, the ("Closings"), CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $544 million. There is no change in management or operational control of DPL, Ohio Investments, Ohio Holdings or AES Ohio as a result of these transactions.

In connection with the Closings, on April 4, 2025, Investor, Ohio Investments and DPL entered into a Shareholders' Agreement with respect to Ohio Investments (the "Shareholders' Agreement"), the form of which had been agreed to by the parties. The Shareholders' Agreement establishes the general framework governing the relationship between and among Investor and the Company, and their respective successors and transferees, as shareholders of Ohio Investments. In connection with the Closings under the Purchase Agreements, Investor, Ohio Holdings and Ohio Investments entered into a Shareholders' Agreement with respect to Ohio Holdings with substantially identical terms.

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$81.2	$54.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$81.3	$54.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2025 and December 31, 2024:

$ in millions	March 31, 2025	December 31, 2024
Accounts receivable, net:
Customer receivables	$102.9	$79.8
Unbilled revenue	26.3	24.1
Amounts due from affiliates	3.0	3.0
Other	7.3	6.0
Allowance for credit losses	(8.1)	(6.1)
Total accounts receivable, net	$131.4	$106.8

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	1.8	0.8
Write-offs charged against allowance	(0.1)	(1.0)
Recoveries and account write-ons	0.3	0.2
Ending balance	$8.1	$0.9

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. The current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes by the end of the third quarter of 2025.

Inventories
Inventories consist of materials and supplies as of March 31, 2025 and December 31, 2024.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three months ended March 31, 2025 and 2024, AFUDC equity and AFUDC debt were as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
AFUDC equity	$—	$1.8
AFUDC debt	$1.4	$2.1

AOCL
The changes in the components of AOCL during the three months ended March 31, 2025 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2025	$10.4	$(15.7)	$(5.3)

Amounts reclassified from AOCL to earnings	(0.2)	0.2	—
Net current period other comprehensive income / (loss)	(0.2)	0.2	—

Balance as of March 31, 2025	$10.2	$(15.5)	$(5.3)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
Excise taxes collected	$13.2	$12.3

New Accounting Pronouncements Adopted in 2025
The Company assessed accounting pronouncements adopted in 2025 and determined that they were not applicable or did not have a material impact on the Company's Financial Statements.

New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. This ASU only affects annual disclosures, which will be provided when the amendment becomes effective.
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

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Plans

AES Ohio ESP

Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On

December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025, and a court decision is pending.

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

2024 Distribution Rate Case application

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of March 31, 2025 and 2024 are as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
Net unrealized gains / (losses) (a)	$(0.1)	$0.3

(a)    These amounts are included in Other income / (expense), net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2025 or 2024.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of March 31, 2025				Fair value as of December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.4	$—	$—	$0.4
Mutual funds	6.8	—	—	6.8	7.6	—	—	7.6
Total assets	$7.4	$—	$—	$7.4	$8.0	$—	$—	$8.0

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	March 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,840.7	$—	$1,711.7	$16.6	$1,728.3	$1,840.0	$—	$1,692.4	$16.6	$1,709.0

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

The following tables provide information concerning gains recognized in AOCL for the cash flow hedges for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCL	$10.4	$11.2
Net gains reclassified to earnings
Interest expense	(0.2)	(0.2)
Ending accumulated derivative gains in AOCL	$10.2	$11.0

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)

5. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2025	2024
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.6	16.6
Unamortized deferred financing costs			(6.4)	(6.6)
Unamortized debt discounts			(2.2)	(2.1)
Total long-term debt at AES Ohio			1,013.0	1,012.9

DPL LLC debt
Senior unsecured notes	4.125%	2025	415.0	415.0
Senior unsecured notes	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(2.4)	(2.9)
Unamortized debt discounts			(0.5)	(0.6)
Total DPL consolidated long-term debt			1,840.7	1,840.0
Less: current portion			(414.8)	(414.4)
DPL consolidated long-term debt, net of current portion			$1,425.9	$1,425.6

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
(c)Note payable to related party.

Revolving credit agreement
AES Ohio entered into a third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of March 31, 2025 and December 31,

2024, the AES Ohio Credit Agreement had outstanding borrowings of $220.0 million and $140.0 million, respectively.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. The AES Ohio Term Loan Agreement matures on August 13, 2025, and bears interest at variable rates as described in the agreement. The AES Ohio Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified this agreement as short-term indebtedness as it matures in August 2025. Management plans to repay the AES Ohio Term Loan Agreement through a combination of cash from operations, new debt, and equity capital contributions.

DPL's Senior unsecured notes
DPL has $415.0 million of 4.125% Senior unsecured notes due July 1, 2025 ("2025 DPL Notes"). On April 4, 2025, DPL issued a Notice of Full Redemption to the Trustee (U.S. Bank), with respect to the 2025 DPL Notes. DPL will redeem the 2025 DPL Notes on May 4, 2025 at par plus accrued interest, with no make-whole premium using cash on hand from the Closings (see Note 1. Overview and Summary of Significant Accounting Policies - Agreement to Sell Minority Interest in AES Ohio for more information).

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement, AES Ohio Term Loan Agreement, and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2025, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of March 31, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended
	March 31,
	2025	2024
Effective tax rate	27.0%	38.1%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio, offset by amortization of a municipal tax shortage.

DPL's income tax expense for the three months ended March 31, 2025 was calculated using the estimated annual effective income tax rate for 2025 of 27.9% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. As a result of the conversion, DPL LLC, Miami Valley Lighting, and AES Ohio Generation each become a disregarded single member LLC of AES for US federal income tax purposes and are no longer severally liable for taxes reported on the consolidated federal income tax return of AES for periods beginning after April 3, 2025. However, DPL remains liable for taxes under its tax sharing agreement with AES.

7. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plans.

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
$ in millions	2025	2024
Service cost	$0.6	$0.6
Interest cost	3.6	3.7
Expected return on plan assets	(3.9)	(3.7)
Amortization of unrecognized:
Prior service cost	0.2	0.3
Actuarial loss	0.8	0.5
Net periodic benefit cost	$1.3	$1.4

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Consolidated Statements of Operations.

There were $0.0 million in employer contributions during the three month period ended March 31, 2025 and $7.5 million in employer contributions during the three month period ended March 31, 2024.

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

8. SHAREHOLDER'S EQUITY

On April 9, 2025, Ohio Investments received equity capital contributions totaling $127.5 million, of which $105.0 million was contributed by DPL and $22.5 million was contributed by CDPQ. Ohio Holdings then received equity capital contributions totaling $150.0 million, of which $127.5 million was contributed by Ohio Investments and $22.5 million was contributed by CDPQ. Ohio Holdings then made the same investment in AES Ohio. The proceeds from the equity contributions are intended primarily for funding needs related to AES Ohio’s capital expenditure program. The equity capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or DPL’s ownership interests in Ohio Investments or Ohio Holdings.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As

such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2025, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2025 and December 31, 2024.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $46.6 million, of $1.0 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2025
Revenue from external customers	$251.8	$2.5	$—	$254.3
Intersegment revenue	0.3	1.2	(1.5)	—
Total revenue	252.1	3.7	(1.5)	254.3

Operating costs and expenses
Net purchased power	94.8	0.6	(0.3)	95.1
Operation and maintenance	63.9	2.8	(1.2)	65.5
Depreciation and amortization	28.8	0.4	—	29.2
Taxes other than income taxes	36.2	0.1	—	36.3
Interest expense, net	14.7	9.2	—	23.9
Other segment items (a)	1.3	(0.7)	—	0.6
Income / (loss) before income tax	12.4	(8.7)	—	3.7
Income tax expense / (benefit)	1.7	(0.7)	—	1.0
Net income / (loss)	$10.7	$(8.0)	$—	$2.7

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Cash capital expenditures	$85.3	$—	$—	$85.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2024
Revenue from external customers	$224.1	$2.3	$—	$226.4
Intersegment revenue	0.2	1.2	(1.4)	—
Total revenue	224.3	3.5	(1.4)	226.4

Operating costs and expenses
Net purchased power	89.5	0.4	(0.2)	89.7
Operation and maintenance	60.7	1.4	(1.2)	60.9
Depreciation and amortization	22.1	0.5	—	22.6
Taxes other than income taxes	29.2	—	—	29.2
Interest expense, net	11.2	9.0	0.1	20.3
Other segment items(a)	(0.1)	(0.3)	(0.1)	(0.5)
Income / (loss) before income tax	11.7	(7.5)	—	4.2
Income tax expense / (benefit)	2.3	(0.7)	—	1.6
Net income / (loss)	$9.4	$(6.8)	$—	$2.6

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Cash capital expenditures	$173.1	$1.5	$—	$174.6

Total Assets ($ in millions)	March 31, 2025	December 31, 2024
Utility	$3,432.6	$3,355.2
All Other (a)	56.8	62.2
DPL Consolidated	$3,489.4	$3,417.4

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

DPL's revenue from contracts with customers was as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
Revenue from contracts with customers	$250.8	$224.0

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2025 and 2024:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$136.7	$—	$—	$136.7
Commercial revenue	39.8	—	—	39.8
Industrial revenue	15.7	—	—	15.7
Governmental revenue	7.0	—	—	7.0
Other (a)	2.3	—	—	2.3
Total retail revenue from contracts with customers	201.5	—	—	201.5
Wholesale revenue
Wholesale revenue from contracts with customers	9.2	—	(0.3)	8.9
RTO ancillary revenue	37.6	—	—	37.6
Capacity revenue	0.3	—	—	0.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	3.5	1.2	(1.2)	3.5
Total revenue	$252.1	$3.7	$(1.5)	$254.3

	Three months ended March 31, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$124.3	$—	$—	$124.3
Commercial revenue	39.2	—	—	39.2
Industrial revenue	16.7	—	—	16.7
Governmental revenue	5.8	—	—	5.8
Other (a)	3.0	—	—	3.0
Total retail revenue from contracts with customers	189.0	—	—	189.0
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	—	(0.2)	4.8
RTO ancillary revenue	27.8	—	—	27.8
Capacity revenue	0.1	—	—	0.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.3	—	2.3
Other miscellaneous revenue	2.4	1.2	(1.2)	2.4
Total revenue	$224.3	$3.5	$(1.4)	$226.4

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	March 31, 2025	December 31, 2024
Receivables from contracts with customers	$129.2	$103.9

Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension. AES Ohio temporarily paused customer disconnections and certain collection efforts and write-off processes to support the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024.

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2025	2024
REVENUE	$252.1	$224.3

OPERATING COSTS AND EXPENSES:
Net purchased power	94.8	89.5
Operation and maintenance	63.9	60.7
Depreciation and amortization	28.8	22.1
Taxes other than income taxes	36.2	29.2
Other, net	—	1.1
Total operating costs and expenses	223.7	202.6

OPERATING INCOME	28.4	21.7

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(14.7)	(11.2)
Other income / (expense), net	(1.3)	1.2
Total other expense, net	(16.0)	(10.0)

INCOME BEFORE INCOME TAX	12.4	11.7

Income tax expense	1.7	2.3

NET INCOME	$10.7	$9.4
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2025	2024
NET INCOME	$10.7	$9.4
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1) and $(0.1) for each respective period	0.5	0.4
Other comprehensive income	0.5	0.4

NET COMPREHENSIVE INCOME	$11.2	$9.8
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.4	$24.6
Accounts receivable, net of allowance for credit losses of $8.1 and $6.1, respectively (Note 1)	131.2	106.6
Inventories	70.7	69.0
Taxes applicable to subsequent years	101.8	137.1
Regulatory assets, current	93.7	82.0
Taxes receivable	24.9	24.9
Prepayments and other current assets	11.6	8.4
Total current assets	494.3	452.6

NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $1,127.9 million and $1,115.5 million, respectively	2,597.3	2,546.2
Regulatory assets, non-current	119.5	140.0
Intangible assets, net of amortization	172.1	173.2
Other non-current assets	49.4	43.2
Total non-current assets	2,938.3	2,902.6
Total assets	$3,432.6	$3,355.2

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$370.1	$290.1
Accounts payable	154.2	132.1
Accrued taxes	130.4	115.2
Accrued interest	13.4	10.2
Customer deposits	20.4	14.2
Regulatory liabilities, current	7.8	10.3
Accrued and other current liabilities	36.7	32.2
Total current liabilities	733.0	604.3

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,012.8	1,012.7
Deferred income taxes	220.8	217.6
Taxes payable	68.3	137.5
Regulatory liabilities, non-current	173.2	169.4
Accrued pension and other postretirement obligations	30.9	30.7
Other non-current liabilities	4.6	5.2
Total non-current liabilities	1,510.6	1,573.1
Total liabilities	2,243.6	2,177.4

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,177.6	1,177.6
Accumulated other comprehensive loss	(25.9)	(26.4)
Retained earnings	36.9	26.2
Total common shareholder's equity	1,189.0	1,177.8
Total liabilities and shareholder's equity	$3,432.6	$3,355.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$10.7	$9.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.8	22.1
Amortization of deferred financing costs and debt discounts	0.4	0.4
Deferred income taxes	1.7	2.3
Loss on asset disposal	—	1.1
Allowance for equity funds used during construction	—	(1.8)
Changes in certain assets and liabilities:
Accounts receivable, net	(24.6)	(7.6)
Inventories	(1.7)	(7.0)
Taxes applicable to subsequent years	35.3	29.5
Current and non-current regulatory assets and liabilities	5.7	(0.2)
Prepayments and other current assets	(3.2)	0.6
Other non-current assets	(0.9)	2.3
Accounts payable	29.9	4.9
Accrued taxes payable / receivable	(54.1)	(49.0)
Accrued interest	3.2	9.2
Accrued and other current liabilities	11.1	7.0
Accrued pension and other postretirement benefits	0.2	(7.0)
Other	0.7	0.7
Net cash provided by operating activities	43.2	16.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85.3)	(173.1)
Cost of removal payments	(1.0)	(6.0)
Other investing activities, net	(0.4)	(0.7)
Net cash used in investing activities	(86.7)	(179.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	135.0	185.0
Repayment of borrowings from revolving credit facilities	(55.0)	(30.0)
Other financing activities, net	(0.7)	—
Net cash provided by financing activities	79.3	155.0
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	35.8	(7.9)
Cash, cash equivalents and restricted cash at beginning of period	24.7	15.6
Cash, cash equivalents, and restricted cash at end of period	$60.5	$7.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.5	$1.9
Non-cash investing activities:
Accruals for capital expenditures	$40.8	$56.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	41,172,173	$0.4	$1,177.6	$(26.4)	$26.2	$1,177.8
Net income	—	—	—	—	10.7	10.7
Other comprehensive income	—	—	—	0.5	—	0.5
Balance at March 31, 2025	41,172,173	$0.4	$1,177.6	$(25.9)	$36.9	$1,189.0

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2
Net income	—	—	—	—	9.4	9.4
Other comprehensive income	—	—	—	0.4	—	0.4
Other	—	—	0.1	—	—	0.1
Balance at March 31, 2024	41,172,173	$0.4	$977.5	$(27.5)	$38.7	$989.1

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three months ended March 31, 2025 and 2024

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 543,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio.

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

Agreement to Sell Minority Interest in AES Ohio
On April 4, 2025, DPL LLC (formerly known as DPL Inc.) ("DPL") consummated the transactions contemplated by (i) a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of Caisse de dépôt et placement du Québec ("CDPQ"), dated as of September 13, 2024, pursuant to which DPL agreed to sell to Investor 15% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Holdings, Inc. ("Ohio Holdings" and, such agreement, the "Ohio Holdings Purchase Agreement") for a purchase price of approximately $272 million, subject to adjustment, and (ii) a Purchase and Sale Agreement with Investor, pursuant to which DPL agreed to sell to Investor 17.65% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Investments, Inc. ("Ohio Investments" and, such agreement, the "Ohio Investments Purchase Agreement" and together with the Ohio Holdings Purchase Agreement, the "Purchase Agreements") for a purchase price of approximately $272 million. Pursuant to the consummation of the transactions contemplated by the Ohio Holdings Purchase Agreement and the Ohio Investments Purchase Agreement together, the ("Closings"), CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $544 million. There is no change in management or operational control of DPL, Ohio Investments, Ohio Holdings or AES Ohio as a result of these transactions.

In connection with the Closings, on April 4, 2025, Investor, Ohio Investments and DPL entered into a Shareholders' Agreement with respect to Ohio Investments (the "Shareholders' Agreement"), the form of which had been agreed to by the parties. The Shareholders' Agreement establishes the general framework governing the relationship between and among Investor and the Company, and their respective successors and transferees, as shareholders of Ohio Investments. In connection with the Closings under the Purchase Agreements, Investor, Ohio Holdings and Ohio Investments entered into a Shareholders' Agreement with respect to Ohio Holdings with substantially identical terms.

Financial Statement Presentation
AES Ohio does not have any subsidiaries. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASC, for interim financial information and Article 10 of Regulation S-X issued by the

SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2024 audited financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$60.4	$24.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$60.5	$24.7

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2025 and December 31, 2024:

$ in millions	March 31, 2025	December 31, 2024
Accounts receivable, net:
Customer receivables	$101.7	$79.0
Unbilled revenue	26.3	24.1
Amounts due from affiliates	3.9	3.6
Other	7.4	6.0
Allowance for credit losses	(8.1)	(6.1)
Total accounts receivable, net	$131.2	$106.6

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	1.8	0.8
Write-offs charged against allowance	(0.1)	(1.0)
Recoveries and account write-ons	0.3	0.2
Ending balance	$8.1	$0.9

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. The current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes by the end of the third quarter of 2025.

Inventories
Inventories consist of materials and supplies as of March 31, 2025 and December 31, 2024.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three months ended March 31, 2025 and 2024, AFUDC equity and AFUDC debt were as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
AFUDC equity	$—	$1.8
AFUDC debt	$1.4	$2.1

AOCL
The changes in the components of AOCL during the three months ended March 31, 2025 are as follows:

$ in millions	Change in Accumulated other comprehensive loss
Balance as of January 1, 2025	$(26.4)

Amounts reclassified from AOCL to earnings	0.5

Balance as of March 31, 2025	$(25.9)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
Excise taxes collected	$13.2	$12.3

New Accounting Pronouncements Adopted in 2025
The Company assessed accounting pronouncements adopted in 2025 and determined that they were not applicable or did not have a material impact on the Company's Financial Statements.

New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	We are currently evaluating the impact of adopting the standard on our financial statements. This ASU only affects disclosures, which will be provided when the amendment becomes affected.
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

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
		The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. This ASU only affects disclosures, which will be provided when the amendment becomes affected.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Plans

AES Ohio ESP

Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA)

regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025, and a court decision is pending.

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

2024 Distribution Rate Case application

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of March 31, 2025 and 2024 are as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
Net unrealized gains / (losses) (a)	$(0.1)	$0.3

(a)    These amounts are included in Other income / (expense), net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2025 or 2024.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of March 31, 2025				Fair value as of December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.4	$—	$—	$0.4
Mutual funds	6.8	—	—	6.8	7.6	—	—	7.6
Total assets	$7.4	$—	$—	$7.4	$8.0	$—	$—	$8.0

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	March 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,013.0	$—	$901.7	$16.6	$918.3	$1,012.9	$—	$894.8	$16.6	$911.4

4. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2025	2024
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.6	16.6
Unamortized deferred financing costs			(6.4)	(6.6)
Unamortized debt discounts			(2.2)	(2.1)
Total long-term debt			1,013.0	1,012.9
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.8	$1,012.7

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

Revolving credit agreement
AES Ohio entered into a third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of March 31, 2025 and December 31, 2024, the AES Ohio Credit Agreement had outstanding borrowings of $220.0 million and $140.0 million, respectively.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. The AES Ohio Term Loan Agreement matures on August 13, 2025, and bears interest at variable rates as described in the agreement. The AES Ohio Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified this agreement as short-term indebtedness as it matures in August 2025. Management plans to repay the AES Ohio Term Loan Agreement through a combination of cash from operations, new debt, and equity capital contributions.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement, AES Ohio Term Loan Agreement, and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2025, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of March 31, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended
	March 31,
	2025	2024
Effective tax rate	13.7%	19.7%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio, offset by amortization of a municipal tax shortage.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
$ in millions	2025	2024
Service cost	$0.6	$0.6
Interest cost	3.6	3.7
Expected return on plan assets	(3.9)	(3.7)
Amortization of unrecognized:
Prior service cost	0.2	0.2
Actuarial loss	1.3	1.0
Net periodic benefit cost	$1.8	$1.8

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Statements of Operations.

There were $0.0 million in employer contributions during the three month period ended March 31, 2025 and $7.5 million in employer contributions during the three month period ended March 31, 2024.

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

7. SHAREHOLDER'S EQUITY

On April 9, 2025, Ohio Holdings made an equity contribution to AES Ohio of $150.0 million. The proceeds from the equity contributions are intended primarily for funding needs related to AES Ohio’s capital expenditure program.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2025, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2025 and December 31, 2024.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $46.6 million, of $1.0 billion OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

9. BUSINESS SEGMENTS

Operating segments are components of an enterprise that engage in business activities from which it may earn revenue and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of AES Ohio’s current business consists of the transmission, distribution and sale of electric energy, and therefore AES Ohio had only one reportable segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of AES Ohio and are the most relevant measures considered in AES Ohio's internal evaluation of the financial performance of its segment. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Ohio.

The following tables present financial information for AES Ohio’s reportable business segment:

	Three months ended
	March 31,
$ in millions	2025	2024
Revenue	$252.1	$224.3

Net purchased power	94.8	89.5
Operation and maintenance	63.9	60.7
Depreciation and amortization	28.8	22.1
Taxes other than income taxes	36.2	29.2
Interest expense	14.7	11.2
Other segment items (a)	1.3	(0.1)
Income before income tax	12.4	11.7
Income tax expense	1.7	2.3
Net income	$10.7	$9.4

Capital expenditures	$85.3	$173.1

	March 31, 2025	December 31, 2024
Total assets	$3,432.6	$3,355.2
(a)    Other segment items primarily includes other miscellaneous gains and losses in Other income / (expense), net.

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

AES Ohio's revenue from contracts with customers was as follows:

	Three months ended
	March 31,
$ in millions	2025	2024
Revenue from contracts with customers	$248.6	$221.9

The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
$ in millions	2025	2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$136.7	$124.3
Commercial revenue	39.8	39.2
Industrial revenue	15.7	16.7
Governmental revenue	7.0	5.8
Other (a)	2.3	3.0
Total retail revenue from contracts with customers	201.5	189.0
Wholesale revenue
Wholesale revenue from contracts with customers	9.2	5.0
RTO ancillary revenue	37.6	27.8
Capacity revenue	0.3	0.1
Miscellaneous revenue	3.5	2.4
Total revenue	$252.1	$224.3

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from customers were as follows:

$ in millions	March 31, 2025	December 31, 2024
Receivables from contracts with customers	$128.0	$103.1

Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension. AES Ohio temporarily paused customer disconnections and certain collection efforts and write-off processes to support the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes the combined filing of DPL and AES Ohio. For the periods covered by this report, AES Ohio was a wholly-owned subsidiary of DPL. AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. On November 28, 2011, DPL became an indirectly wholly-owned subsidiary of AES, a global power company. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and AES Ohio, respectively and together, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or AES Ohio will clearly be noted in the section.

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

EXECUTIVE SUMMARY

DPL
Compared with the same period in the prior year, DPL's results for the three months ended March 31, 2025, reflect a decrease in income before income tax of $0.5 million, or 11.9%, as well as an increase in net income of $0.1 million, or 3.8%, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2025 vs. 2024
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program	$(7.1)
Decrease due to higher depreciation and amortization driven by assets placed in service	(6.6)
Decrease due to higher interest expense primarily from increased borrowings	(3.6)
Increase due to higher transmission revenue driven by an increase in transmission investments	9.8
Increase in retail margin due to higher volumes driven by weather and higher retail demand	6.4
Other	0.6
Net change in income before income tax	(0.5)
Net change in income tax expense	0.6
Net change in net income	$0.1

AES Ohio
Compared with the same period in the prior year, AES Ohio's results for the three months ended March 31, 2025, reflect an increase of $0.7 million, or 6.0%, as well as an increase in net income of $1.3 million, or 13.8%, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2025 vs. 2024
Increase due to higher transmission revenue driven by an increase in transmission investments	$9.8
Increase in retail margin due to higher volumes driven by weather and higher retail demand	6.4
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program	(7.0)
Decrease due to higher depreciation and amortization driven by assets placed in service	(6.7)
Decrease due to higher interest expense primarily from increased borrowings	(3.5)
Other	1.7
Net change in income before income tax	$0.7
Net change in income tax expense	0.6
Net change in net income	$1.3

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for AES Ohio is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2025	2024	$ change	% change
REVENUE:
Retail	$201.5	$189.0	$12.5	6.6%
Wholesale	8.9	4.8	4.1	85.4%
RTO ancillary	37.6	27.8	9.8	35.3%
Capacity revenue	0.3	0.1	0.2	200.0%
Miscellaneous revenue	6.0	4.7	1.3	27.7%
Total revenue	254.3	226.4	27.9	12.3%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	63.3	70.3	(7.0)	(10.0)%
RTO charges	31.8	19.4	12.4	63.9%
Net purchased power	95.1	89.7	5.4	6.0%
Operation and maintenance	65.5	60.9	4.6	7.6%
Depreciation and amortization	29.2	22.6	6.6	29.2%
Taxes other than income taxes	36.3	29.2	7.1	24.3%
Loss on asset disposal	—	1.3	(1.3)	(100.0)%
Total operating costs and expenses	226.1	203.7	22.4	11.0%

OPERATING INCOME	28.2	22.7	5.5	24.2%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(23.9)	(20.3)	(3.6)	17.7%
Other income / (expense), net	(0.6)	1.8	(2.4)	(133.3)%
Total other expense, net	(24.5)	(18.5)	(6.0)	32.4%

INCOME BEFORE INCOME TAX (a)	3.7	4.2	(0.5)	(11.9)%

Income tax expense	1.0	1.6	(0.6)	(37.5)%

NET INCOME (a)	$2.7	$2.6	$0.1	3.8%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2025	2024	change	% change
Actual
Heating degree-days	2,739	2,298	441	19.2%
Cooling degree-days	6	—	6	—%

30-year average (b)
Heating degree-days	2,780	2,782
Cooling degree-days	2	2

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

DPL's and AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended
	March 31,
kWh sales (in millions):	2025	2024	change	% change
Retail electric sales (a)
Residential	1,588	1,424	164	11.5%
Commercial	923	867	56	6.5%
Industrial	826	871	(45)	(5.2)%
Governmental	284	284	—	—%
Other	9	10	(1)	(10.0)%
Total retail electric sales	3,630	3,456	174	5.0%
Wholesale electric sales (b)	166	142	24	16.9%
Total electric sales	3,796	3,598	198	5.5%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 585 kWh and 571 kWh for the three months ended March 31, 2025 and 2024, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended March 31, 2025 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
11.5%
6.5%
5.0%
0.4%
(0.6)%
(0.9)%
(5.0)%
(5.2)%
(0.3)%
(1.6)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized YTD
2025 vs. 2024 Actual YTD

During the three months ended March 31, 2025, revenue increased $27.9 million to $254.3 million compared to $226.4 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$12.1
Increase in the DIR	4.7
Increase in the Infrastructure Investment Rider	4.4
Decrease in the Competitive Bid Revenue Rider Rate	(13.3)
Decrease in the Storm Rider	(3.4)
Other	0.9
Net change in retail rate	5.4

Volume
Increase in demand primarily due to weather versus the comparable period	7.9

Other miscellaneous	(0.8)
Net retail change	12.5

Wholesale revenue
Increase primarily due to higher rates and volumes on power sales at OVEC	4.1

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	10.0

Miscellaneous revenue	1.3
Net change in revenue	$27.9

DPL – Net Purchased Power
During the three months ended March 31, 2025, net purchased power decreased $5.4 million to $95.1 million compared to $89.7 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2025 vs. 2024
Net purchased power
Purchased power
Rate
Decrease primarily due to lower prices in the competitive bid process, partially offset by higher amortization of previously deferred purchased power costs being recovered through customer rates	$(11.7)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand due to weather versus the comparable period	4.7
Total purchased power change	(7.0)

RTO charges
Increase primarily due to increase in TCRR rates	12.4
Net change in purchased power	$5.4

DPL – Operation and Maintenance
During the three months ended March 31, 2025, Operation and maintenance expense increased $4.6 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2025 vs. 2024
Increase in IT costs, primarily associated with customer billing system upgrade	$3.9
Other	0.7
Net change in operation and maintenance	$4.6

DPL – Depreciation and Amortization
During the three months ended March 31, 2025, Depreciation and amortization increased $6.6 million compared to the same period in the prior year, primarily due to additional assets placed in service.

DPL – Taxes Other Than Income Taxes
During the three months ended March 31, 2025, Taxes other than income taxes increased $7.1 million compared to the same period in the prior year, primarily due to higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure program.

DPL – Interest Expense, Net
During the three months ended March 31, 2025, Interest expense, net increased $3.6 million compared to the same period in the prior year. The increase was primarily due to higher outstanding debt balances at AES Ohio versus the comparable period in the prior year.

DPL – Income Tax Expense

	Three months ended
	March 31,
$ in millions	2025	2024	change	% change
Income tax expense	1.0	1.6	(0.6)	(38)%

The decrease in income tax expense of $0.6 million during the three months ended March 31, 2025 compared to the same period of the prior year was primarily driven by an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio in the current year versus the prior year.

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

The following table presents DPL’s Income / (loss) before income taxes and Net income / (loss) by business segment:

$ in millions	Utility	Other	DPL Consolidated
Three months ended March 31, 2025
Income / (loss) before income taxes	$12.4	$(8.7)	$3.7
Income tax expense / (benefit)	1.7	(0.7)	1.0
Net income / (loss)	$10.7	$(8.0)	$2.7

Three months ended March 31, 2024
Income / (loss) before income taxes	$11.7	$(7.5)	$4.2
Income tax expense / (benefit)	2.3	(0.7)	1.6
Net income / (loss)	$9.4	$(6.8)	$2.6

RESULTS OF OPERATIONS BY SEGMENT – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of AES Ohio, which are included in PART I, ITEM 2., Management's Discussion and Analysis of Financial Condition and Results of Operations (RESULTS OF OPERATIONS – AES Ohio) of this Form 10-Q.

RESULTS OF OPERATIONS – AES Ohio

	Three months ended
	March 31,
$ in millions	2025	2024	$ change	% change
REVENUE:
Retail	$201.5	$189.0	$12.5	6.6%
Wholesale	9.2	5.0	4.2	84.0%
RTO ancillary	37.6	27.8	9.8	35.3%
Capacity revenue	0.3	0.1	0.2	200.0%
Miscellaneous revenue	3.5	2.4	1.1	45.8%
Total revenue	252.1	224.3	27.8	12.4%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	63.3	70.3	(7.0)	(10.0)%
RTO charges	31.5	19.2	12.3	64.1%
Net purchased power	94.8	89.5	5.3	5.9%
Operation and maintenance	63.9	60.7	3.2	5.3%
Depreciation and amortization	28.8	22.1	6.7	30.3%
Taxes other than income taxes	36.2	29.2	7.0	24.0%
Other, net	—	1.1	(1.1)	(100.0)%
Total operating costs and expenses	223.7	202.6	21.1	10.4%

Operating income	28.4	21.7	6.7	30.9%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(14.7)	(11.2)	(3.5)	31.3%
Other income / (expense), net	(1.3)	1.2	(2.5)	(208.3)%
Total other expense, net	(16.0)	(10.0)	(6.0)	60.0%

INCOME BEFORE INCOME TAX (a)	12.4	11.7	0.7	6.0%

Income tax expense	1.7	2.3	(0.6)	(26.1)%

NET INCOME (a)	$10.7	$9.4	$1.3	13.8%

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

During the three months ended March 31, 2025, revenue increased $27.8 million to $252.1 million compared to $224.3 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$12.1
Increase in the DIR	4.7
Increase in the Infrastructure Investment Rider	4.4
Decrease in the Competitive Bid Revenue Rider Rate	(13.3)
Decrease in the Storm rider	(3.4)
Other	0.9
Net change in retail rate	5.4

Volume
Increase in demand primarily due to weather versus the comparable period	7.9

Other miscellaneous	(0.8)
Net retail change	12.5

Wholesale revenue
Increase primarily due to higher rates and volumes on power sales at OVEC	4.2

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	10.0

Miscellaneous revenue	1.1
Net change in revenue	$27.8

AES Ohio – Net Purchased Power
During the three months ended March 31, 2025, net purchased power increased $5.3 million to $94.8 million compared to $89.5 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2025 vs. 2024
Net purchased power
Purchased power
Rate
Decrease primarily due to lower prices in the competitive bid process, partially offset by higher amortization of previously deferred purchased power costs being recovered through customer rates	$(11.7)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand due to weather versus the comparable period	4.7
Total purchased power change	(7.0)

RTO charges
Increase primarily due to increase in TCRR rates	12.3
Net change in purchased power	$5.3

AES Ohio – Operation and Maintenance
During the three months ended March 31, 2025, Operation and Maintenance expense increased $3.2 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2025 vs. 2024
Increase in IT costs, primarily associated with customer billing system upgrade	$3.9
Other	(0.7)
Net change in operation and maintenance	$3.2

AES Ohio – Depreciation and Amortization
During the three months ended March 31, 2025, Depreciation and amortization increased $6.7 million, compared to the same period in the prior year, primarily due to additional assets placed in service.

AES Ohio – Taxes Other Than Income Taxes
During the three months ended March 31, 2025, Taxes other than income taxes increased $7.0 million, compared to the same period in the prior year, primarily due to higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure program.

AES Ohio – Interest Expense, Net
During the three months ended March 31, 2025, Interest expense, net increased $3.5 million, compared to the same period in the prior year. The increase was primarily due to higher outstanding debt balances at AES Ohio versus the comparable period in the prior year.

AES Ohio – Income Tax Expense

	Three months ended
	March 31,
$ in millions	2025	2024	change	% change
Income tax expense	1.7	2.3	(0.6)	(26.1)%

The decrease in income tax expense of $0.6 million during the three months ended March 31, 2025 compared to the same period of the prior year was primarily driven by an increase in the net tax benefit related to the reversal of excess deferred taxes in the current year versus the prior year.

See Note 5. Income Taxes of AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2025 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. In addition, DPL's and AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

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

Operational

Customer Information and Billing System Implementation

During the third quarter of 2024, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted, which has resulted in a higher allowance for credit losses as of March 31, 2025. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes before the end of the third quarter of 2025.

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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

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

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. The impact to the Company in 2025 is not expected to be material.

Inflation

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

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing DPL and AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement and AES Ohio Term Loan Agreement. DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory

DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K previously filed with the SEC during 2025 describes other regulatory matters, which have not materially changed since that filing.

AES Ohio ESP and Smart Grid Comprehensive Settlement

The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Additionally, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the Smart Grid Comprehensive Settlement as it relates to the 2018 and 2019 SEET. Oral arguments regarding these appeals were held in April 2025, and a court decision is pending.

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

Ohio Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (HB 15) that will be sent to the Governor for signature or veto. As passed by the state legislature, the legislation would allow Ohio's electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans and associated recovery riders. Among other provisions, the legislation would also eliminate the Legacy Generation Resource Rider, which allows for recovery of net OVEC costs and revenues. As of March 31, 2025, AES Ohio's Legacy Generation Resource Rider regulatory asset balance was $9.7 million which we would continue to collect, in an amount based, among other things, on customer usage and rates through the effective date of the legislation, if signed by the Governor. Changes to the regulatory framework from this legislation, including not recovering any remaining regulatory asset balance amounts or future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows.

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

As a result of DPL no longer directly owning or operating any generating stations, the following environmental matters, regulations and requirements are not expected to have a material impact on DPL:
•MATS and any associated regulatory or judicial processes;
•NAAQS; and
•recently finalized CAA Section 111(d) regulations for greenhouse gases from existing electric generating units.

Trump Administration Actions Affecting Environmental Regulations

On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing
Agencies to, among other tasks, review regulations issued under the prior administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a memorandum titled “Regulatory Freeze Pending Review” directing agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. In accordance with these and other Trump Administration Executive Orders, on March 12, 2025, EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the Trump Administration, may have an impact on regulations that may affect our business, financial condition, or results of operations.

Clean Water Act - Regulation of Water Discharge

The concept of "Waters of the U.S." ("WOTUS") defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA.
There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the "Decision") in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The
Decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable waters is not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final
“Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. The Federal Register notice was published on March 24, 2025 outlining a process to gather recommendations for implementation of WOTUS. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. may have a material adverse effect on our results of operations, financial condition and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL and AES Ohio had unrestricted cash and cash equivalents of $81.2 million and $60.4 million, respectively, as of March 31, 2025. At that date, neither DPL nor AES Ohio had short-term investments. DPL and AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,852.2 million and $1,021.6 million, respectively.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Three months ended March 31,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$34.9	$9.5	$25.4
Net cash used in investing activities	(86.7)	(181.3)	94.6
Net cash provided by financing activities	79.0	155.0	(76.0)
Net increase / (decrease) in cash, cash equivalents and restricted cash	27.2	(16.8)	44.0
Balance at beginning of period	54.1	41.1	13.0
Cash, cash equivalents and restricted cash at end of period	$81.3	$24.3	$57.0

The following cash flow review compares the cash flows of DPL for the three months ended March 31, 2025 to the cash flows for the three months ended March 31, 2024.

DPL – Operating activities

	Three months ended March 31,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net income	$2.7	$2.6	$0.1
Depreciation and amortization	29.2	22.6	6.6
Deferred income taxes	3.3	5.7	(2.4)
Other adjustments to net income	0.9	0.4	0.5
Net income, adjusted for non-cash items	36.1	31.3	4.8
Net change in operating assets and liabilities and other	(1.2)	(21.8)	20.6
Net cash provided by operating activities	$34.9	$9.5	$25.4

The net change in operating assets and liabilities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of invoices and payments	$24.0
Increase from pension and other postretirement benefits primarily due to timing of employer contributions	7.2
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	5.9
Decrease from higher net accounts receivable driven by timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	(17.3)
Other	0.8
Net change in operating assets and liabilities and other	$20.6

DPL – Investing activities
Net cash used in investing activities decreased $94.6 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by the following:

$ in millions	$ Change
Lower capital expenditures on AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods	$89.3
Other	5.3
Net change in investing activities	$94.6

DPL – Financing activities
Net cash provided by financing activities decreased $76.0 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to lower net borrowings on revolving credit facilities	$(75.0)
Other	(1.0)
Net change in financing activities	$(76.0)

Cash Flow Analysis - AES Ohio

The following table summarizes the cash flows of AES Ohio:

	Three months ended March 31,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$43.2	$16.9	$26.3
Net cash used in investing activities	(86.7)	(179.8)	93.1
Net cash provided by financing activities	79.3	155.0	(75.7)
Net increase in cash, cash equivalents and restricted cash	35.8	(7.9)	43.7
Balance at beginning of period	24.7	15.6	9.1
Cash, cash equivalents and restricted cash at end of period	$60.5	$7.7	$52.8

The following cash flow review compares the cash flows of AES Ohio for the three months ended March 31, 2025 to the cash flows for the three months ended March 31, 2024.

AES Ohio – Operating activities

	Three months ended March 31,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net income	$10.7	$9.4	$1.3
Depreciation and amortization	28.8	22.1	6.7
Deferred income taxes	1.7	2.3	(0.6)
Other adjustments to net income	0.4	(0.3)	0.7
Net income, adjusted for non-cash items	41.6	33.5	8.1
Net change in operating assets and liabilities and other	1.6	(16.6)	18.2
Net cash provided by operating activities	$43.2	$16.9	$26.3

The net change in operating assets and liabilities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was driven by the following:

$ in millions	$ Change
Increase from accounts payable primarily due to the timing of invoices and payments	$25.0
Increase from pension and other postretirement benefits primarily due to timing of employer contributions	7.2
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	5.9
Decrease from higher net accounts receivable driven by timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	(17.0)
Other	(2.9)
Net change in operating assets and liabilities and other	$18.2

AES Ohio – Investing activities
Net cash used in investing activities decreased $93.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by the following:

$ in millions	$ Change
Lower capital expenditures on AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods	$87.8
Other	5.3
Net change in investing activities	$93.1

AES Ohio – Financing activities
Net cash provided by financing activities decreased $75.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to lower net borrowings on revolving credit facilities	$(75.0)
Other	(0.7)
Net change in financing activities	$(75.7)

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

Line of Credit
AES Ohio entered into a third amendment and restatement of its $350.0 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders, as discussed in Note 5. Debt of DPL's Condensed Consolidated Financial Statements and Note 4. Debt of AES Ohio's Condensed Financial Statements.

At March 31, 2025, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2025
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$130.0

For the AES Ohio Credit Agreement, as of March 31, 2025, there were $220.0 million in borrowings under the facility, with the remaining $130.0 million available to AES Ohio.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost up to $1.3 billion, and includes estimates as follows:

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

Debt ratings	DPL Rating	DPL Outlook	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BB (a)	Positive	BBB+ (b)	Stable
Moody's Investors Service, Inc.	Ba2 (a)	Positive	Baa1 (b)	Stable
Standard & Poor's Financial Services LLC	BB+ (a)	Stable	BBB+ (b)	Stable

Credit ratings	DPL Rating	DPL Outlook	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BB	Positive	BBB-	Stable
Moody's Investors Service, Inc.	Ba2	Positive	Baa3	Stable
Standard & Poor's Financial Services LLC	BB+	Stable	BBB-	Stable

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2024 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL and AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2024, and the Notes to DPL’s Consolidated Financial Statements and AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As disclosed in further detail in Note 1 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, in a series of transactions that occurred on April 4, 2025 which were not registered under the Securities Act of 1933 as amended, in connection with an investment by a wholly-owned subsidiary of CDPQ (i) DPL contributed to Ohio Holdings 41,172,173 shares, or 100%, of the issued and outstanding shares of common stock of AES Ohio, and (ii) DPL contributed to Ohio Investments 8,500 shares, or 85%, of the issued and outstanding shares of common stock of Ohio Holdings. As a result of these transactions, DPL owns 82.35% of the issued and outstanding shares of common stock of Ohio Investments (with CDPQ owning the remaining 17.65%), Ohio Investments owns 85% of the issued and outstanding shares of common stock of Ohio Holdings (with CDPQ owning the remaining 15.0%), and Ohio Holdings owns 100% of the issued and outstanding shares of common stock of AES Ohio. In connection with these transactions, DPL and its subsidiaries received approximately $544 million in proceeds from CDPQ. DPL will use a portion of the proceeds to repay in full the $415.0 million in aggregate principal amount of its 4.125% Senior unsecured notes due July 1, 2025 and the remainder for general corporate purposes, including the funding of equity contributions to AES Ohio.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

DPL	DP&L	Exhibit Number	Exhibit	Location
X		3.1	Articles of Organization of DPL LLC, dated April 3, 2025	Exhibit 3.1 to Report on Form 8-K filed April 3, 2025 (File No. 1-2385)
X		3.2	Operating Agreement of DPL LLC, dated April 3, 2025	Exhibit 3.2 to Report on Form 8-K filed April 3, 2025 (File No. 1-2385)
X		3.3	Certificate of Conversion, dated April 3, 2025	Exhibit 3.3 to Report on Form 8-K filed April 3, 2025 (File No. 1-2385)
X		4.1	First Supplemental Indenture dated April 4, 2025, by and between DPL LLC and U.S. Bank Trust Company, National Association, as Trustee	Filed herewith as Exhibit 4.1
X		4.2	First Supplemental Indenture dated April 4, 2025, by and between DPL LLC and U.S. Bank Trust Company, National Association, as Trustee	Filed herewith as Exhibit 4.2
X	X	10.1
Amended and Restated Credit Agreement, dated as of March 25, 2025, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender.
Exhibit 10.1 to Report on Form 8-K filed March 25, 2025 (File No. 1-2385)
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

Exhibits referencing File No. 1-9052 have been filed by DPL LLC and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL LLC
(Registrant)

Date:	May 1, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 1, 2025	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 1, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 1, 2025	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)