Form 10-Q
period 2025-06-30
DPL LLC
filed 2025-08-01
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

DPL LLC is a voluntary filer. DPL LLC has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

All of the limited liability membership interests of DPL LLC are indirectly owned by The AES Corporation.

DPL LLC
Form 10-Q for the Quarterly Period ended June 30, 2025

DPL LLC
Form 10-Q for the Quarterly Period ended June 30, 2025
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AES Ohio Term Loan	AES Ohio's unsecured $150.0 million term loan agreement which matures on October 13, 2025, and bears interest at variable rates
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CDPQ	Caisse de dépôt et placement du Québec
CRES	Competitive Retail Electric Service
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the "Conversion"). Upon the Conversion, DPL Inc. changed its name to DPL LLC.
DP&L
The Dayton Power and Light Company - the principal indirect subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.

EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 3, 2025
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LGR	Legacy Generation Rider
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air

DPL LLC
Form 10-Q for the Quarterly Period ended June 30, 2025

Term	Definition
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USD	U.S. dollar
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL LLC
Form 10-Q for the Quarterly Period ended June 30, 2025
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
•the use of derivative contracts;
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
•the risks and other factors discussed in this report and other filings with the SEC.

DPL LLC
Form 10-Q for the Quarterly Period ended June 30, 2025
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

DPL LLC
Form 10-Q for the Quarterly Period ended June 30, 2025
PART I: FINANCIAL INFORMATION

This report includes the filing of DPL. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to both DPL and its subsidiaries, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL LLC
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
REVENUE	$229.9	$209.2	$484.2	$435.6

OPERATING COSTS AND EXPENSES:
Net purchased power	82.8	69.5	177.9	159.2
Operation and maintenance	65.5	61.1	131.0	122.0
Depreciation and amortization	29.6	21.1	58.8	43.7
Taxes other than income taxes	27.8	27.1	64.1	56.3
Loss on asset disposal	—	—	—	1.3
Total operating costs and expenses	205.7	178.8	431.8	382.5

OPERATING INCOME	24.2	30.4	52.4	53.1

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(19.9)	(20.8)	(43.8)	(41.1)
Other income, net	1.0	1.9	0.4	3.7
Total other expense, net	(18.9)	(18.9)	(43.4)	(37.4)

INCOME BEFORE INCOME TAX	5.3	11.5	9.0	15.7

Income tax expense	3.0	1.3	4.0	2.9

NET INCOME	2.3	10.2	5.0	12.8
Less: Net income attributable to redeemable stock of subsidiaries	(1.6)	—	(1.6)	—
NET INCOME ATTRIBUTABLE TO DPL LLC	$0.7	$10.2	$3.4	$12.8
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
NET INCOME	$2.3	$10.2	$5.0	$12.8
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.0, $0.1 and $0.0 for each respective period	(0.2)	(0.3)	(0.4)	(0.5)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.1, $0.1 and $0.0 for each respective period	0.2	0.1	0.4	0.1
Other comprehensive loss	—	(0.2)	—	(0.4)

Comprehensive income	2.3	10.0	5.0	12.4
Less: Comprehensive income attributable to redeemable stock of subsidiaries	1.8	—	1.8	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO DPL LLC	$0.5	$10.0	$3.2	$12.4
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70.1	$54.0
Accounts receivable, net of allowance for credit losses of $10.1 and $6.1, respectively (Note 1)	137.1	106.8
Inventories	73.8	70.5
Taxes applicable to subsequent years	67.8	137.1
Regulatory assets, current	97.2	82.0
Taxes receivable	21.7	27.1
Prepayments and other current assets	10.2	7.5
Total current assets	477.9	485.0
NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $607.6 million and $571.7 million, respectively	2,702.8	2,571.4
Regulatory assets, non-current	131.4	140.0
Intangible assets, net of amortization	172.7	175.1
Other non-current assets	36.2	45.9
Total non-current assets	3,043.1	2,932.4

Total assets	$3,521.0	$3,417.4

LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$310.2	$704.4
Accounts payable	112.4	132.1
Accrued taxes	126.7	115.4
Accrued interest	14.0	22.8
Customer deposits	10.8	14.2
Regulatory liabilities, current	6.8	10.3
Accrued and other current liabilities	40.0	35.0
Total current liabilities	620.9	1,034.2
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,426.1	1,425.6
Deferred income taxes	222.8	249.6
Taxes payable	68.3	137.5
Regulatory liabilities, non-current	173.9	169.4
Accrued pension and other postretirement obligations	23.5	30.7
Other non-current liabilities	7.8	8.3
Total non-current liabilities	1,922.4	2,021.1
Total liabilities	2,543.3	3,055.3

COMMITMENTS AND CONTINGENCIES (Note 9)
REDEEMABLE STOCK OF SUBSIDIARIES	584.3	—

EQUITY:
Member's equity / Other paid-in capital (Note 1 and Note 6)	3,048.4	3,040.5
Accumulated other comprehensive income / (loss)	14.7	(5.3)
Accumulated deficit	(2,669.7)	(2,673.1)
Total equity	393.4	362.1

Total liabilities, redeemable stock of subsidiaries and equity	$3,521.0	$3,417.4
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5.0	$12.8
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	58.8	43.7
Amortization of deferred financing costs and debt discounts	1.5	1.7
Deferred income taxes	3.9	12.0
Loss on asset disposal	—	1.3
Allowance for equity funds used during construction	(0.1)	(4.0)
Changes in certain assets and liabilities:
Accounts receivable, net	(30.3)	(1.9)
Inventories	(3.3)	(13.1)
Taxes applicable to subsequent years	69.2	60.0
Prepayments and other current assets	(2.8)	(2.8)
Current regulatory assets and liabilities, net	(18.6)	(20.7)
Non-current regulatory assets and liabilities, net	7.8	11.2
Other non-current assets	(1.5)	8.7
Accounts payable	(27.8)	10.9
Accrued taxes payable / receivable	(57.9)	(63.7)
Accrued interest	(8.8)	6.0
Accrued and other current liabilities	2.3	7.0
Accrued pension and other postretirement obligations	(7.2)	(6.6)
Other	0.2	(0.1)
Net cash provided by / (used in) operating activities	(9.6)	62.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(158.3)	(289.1)
Cost of removal payments	(5.5)	(15.3)
Other investing activities, net	(0.3)	(0.6)
Net cash used in investing activities	(164.1)	(305.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	310.0	230.0
Repayment of borrowings from revolving credit facilities	(290.0)	(110.0)
Retirement of long-term debt	(415.0)	—
Sale of redeemable stock of subsidiaries	540.6	—
Contributions from holders of redeemable stock of subsidiaries	45.0	—
Equity contributions from parent	—	130.0
Other financing activities, net	(0.8)	—
Net cash provided by financing activities	189.8	250.0
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	16.1	7.4
Cash, cash equivalents and restricted cash at beginning of period	54.1	41.1
Cash, cash equivalents and restricted cash at end of period	$70.2	$48.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$52.2	$34.7
Non-cash investing activities:
Accruals for capital expenditures	$56.9	$94.6
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Member's and Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Member's Equity	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total	Redeemable Stock of Subsidiaries
Balance at January 1, 2025	1	$—	$3,040.5	$—	$(5.3)	$(2,673.1)	$362.1	$—
Net income	—	—	—	—	—	2.7	2.7	—
Balance at March 31, 2025	1	—	3,040.5	—	(5.3)	(2,670.4)	364.8	—
DPL LLC Conversion (Note 1)	(1)	—	(3,040.5)	3,040.5	—	—	—	—
Net income	—	—	—	—	—	0.7	0.7	1.6
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)	0.2
Sale of redeemable stock of subsidiaries	—	—	—	(2.7)	2.7	—	—	537.5
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	—	—	—	10.6	17.5	—	28.1	—
Contributions from holders of redeemable stock of subsidiaries	—	—	—	—	—	—	—	45.0
Balance at June 30, 2025	—	$—	$—	$3,048.4	$14.7	$(2,669.7)	$393.4	$584.3

	Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Redeemable Stock of Subsidiaries
Balance at January 1, 2024	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9	$—
Net income	—	—	—	—	2.6	2.6	—
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)	—
Balance at March 31, 2024	1	—	2,840.4	(4.8)	(2,684.3)	151.3	—
Net income	—	—	—	—	10.2	10.2	—
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)	—
Equity contributions from parent	—	—	130.0	—	—	130.0	—
Balance at June 30, 2024	1	$—	$2,970.4	$(5.0)	$(2,674.1)	$291.3	$—

See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2025 and 2024

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DPL, an indirect wholly-owned subsidiary of AES, is a holding company organized in 1985 under the laws of Ohio. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the "Conversion"). Upon the Conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.

Substantially all of DPL’s business consists of transmitting, distributing and selling of electric energy conducted through its principal indirect subsidiary, AES Ohio. DPL owns 82.35% of the issued and outstanding shares of Ohio Investments with CDPQ owning the remaining shares, Ohio Investments owns 85% of the issued and outstanding shares of Ohio Holdings with CDPQ owning the remaining shares, and Ohio Holdings owns 100% of the issued and outstanding shares of AES Ohio. Prior to the transactions with CDPQ described below, DPL owned all of the outstanding common stock of AES Ohio (see Agreement to Sell Minority Interest in AES Ohio for more information).

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

Agreement to Sell Minority Interest in AES Ohio
On April 4, 2025, DPL LLC (formerly known as DPL Inc.) ("DPL") consummated the transactions contemplated by (i) a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of CDPQ, dated as of September 13, 2024, pursuant to which DPL agreed to sell to Investor 15% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Holdings, Inc. ("Ohio Holdings" and, such agreement, the "Ohio Holdings Purchase Agreement") for a purchase price of approximately $272 million, and (ii) a Purchase and Sale Agreement with Investor, pursuant to which DPL agreed to sell to Investor 17.65% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Investments, Inc. ("Ohio Investments" and, such agreement, the "Ohio Investments Purchase Agreement" and together with the Ohio Holdings Purchase Agreement, the "Purchase Agreements") for a purchase price of approximately $272 million. Pursuant to the consummation of the transactions contemplated by the Ohio Holdings Purchase Agreement and the Ohio Investments Purchase Agreement together, the ("Closings"), CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $544 million. There is no change in management or operational control of DPL, Ohio Investments, Ohio Holdings or AES Ohio as a result of these transactions.

Pursuant to the Purchase Agreements, prior to the Ohio Holdings Closing, DPL contributed to Ohio Holdings 100% of the issued and outstanding shares of AES Ohio, such that Ohio Holdings owns 100% of AES Ohio. Immediately after the Ohio Holdings Closing and immediately prior to the Ohio Investments Closing, DPL contributed to Ohio Investments 85% of the issued and outstanding shares of Ohio Holdings, such that Ohio Investments owns a direct equity interest in Ohio Holdings of 85%. Following the Closings, DPL owns 82.35% of the issued and outstanding shares of Ohio Investments, Ohio Investments owns 85% of the issued and outstanding shares of Ohio Holdings, and Ohio Holdings owns 100% of the issued and outstanding shares of AES Ohio.

Shareholders' Agreement
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

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its controlled subsidiaries, except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

Redeemable Stock of Subsidiaries
Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity. Additionally, net income and comprehensive income attributable to Redeemable stock of subsidiaries are reflected separately from consolidated net income and comprehensive income on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Changes in Equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

Generally, initial measurement will be at fair value. The subsequent allocation of income and dividends is classified in temporary equity. Subsequent measurement varies depending on whether the instrument is probable of becoming redeemable. For securities that are currently redeemable or where it is probable that the instrument will become redeemable, DPL recognizes any changes from the carrying value to redemption value at each reporting period against retained earnings or additional paid-in capital in the absence of retained earnings; such adjustments are classified in temporary equity. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$70.1	$54.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$70.2	$54.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2025 and December 31, 2024:

$ in millions	June 30, 2025	December 31, 2024
Accounts receivable, net:
Customer receivables	$101.7	$79.8
Unbilled revenue	28.6	24.1
Amounts due from affiliates	3.1	3.0
Other	13.8	6.0
Allowance for credit losses	(10.1)	(6.1)
Total accounts receivable, net	$137.1	$106.8

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	3.6	2.3
Write-offs charged against allowance	(0.3)	(2.7)
Recoveries and account write-ons	0.7	0.5
Ending balance	$10.1	$1.0

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. The current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

Inventories
Inventories consist of materials and supplies as of June 30, 2025 and December 31, 2024.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2025 and 2024, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
AFUDC equity	$0.1	$2.2	$0.1	$4.0
AFUDC debt	$1.5	$2.4	$2.9	$4.5

AOCI / AOCL
The changes in the components of AOCI / AOCL during the six months ended June 30, 2025 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2025	$10.4	$(15.7)	$(5.3)

Amounts reclassified from AOCI / AOCL to earnings	(0.4)	0.2	(0.2)
Reclassification of AOCI from sale of redeemable stock of subsidiaries	—	2.7	2.7
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	7.9	9.6	17.5
Balance as of June 30, 2025	$17.9	$(3.2)	$14.7

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Excise taxes collected	$11.1	$11.7	$24.3	$24.0

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

2. REGULATORY MATTERS

Ohio Legislation, AES Ohio ESPs and Smart Grid Plans

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (Sub. HB 15) that was signed by the Governor and will be effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. Among other provisions, the legislation eliminates as of its effective date, the LGR, which currently allows for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of any remaining regulatory asset balance amounts or future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows. As of June 30, 2025, AES Ohio established a reserve of $3.2 million for the LGR regulatory asset.

AES Ohio ESP

Current Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025, and a court decision is pending.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of Sub. HB 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

Distribution Rate Case

2024 Distribution Rate Case application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

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

The rate case application also includes a proposal for increased tree-trimming expenses. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations; the PUCO has set the evidentiary hearing to begin September 9, 2025 and public hearings to be held on August 7 and August 14, 2025.

Tax Savings Credit Rider

As a result of the TCJA and the resulting decrease of the federal corporate income tax rate, AES Ohio established a Tax Savings Credit Rider (TSCR) for the purpose of returning certain benefits of the TCJA to customers, which was approved by the PUCO in 2018 as part of a stipulation adopted by the PUCO in AES Ohio’s 2015 Distribution Rate Case. In November 2024, AES Ohio filed an application to update the TSCR to address an inadvertent normalization violation identified by the Company. On July 9, 2025, the PUCO approved AES Ohio’s application to update its TSCR to correct the inadvertent normalization violation through collection of $13.6 million from customers over twelve months, which will be effective in August 2025.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains related to equity investments still held as of June 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Net unrealized gains (a)	$0.3	$—	$0.2	$0.3

(a)    These amounts are included in Other income, net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2025 or 2024.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of June 30, 2025				Fair value as of December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.4	$—	$—	$0.4
Mutual funds	7.2	—	—	7.2	7.6	—	—	7.6
Total assets	$7.8	$—	$—	$7.8	$8.0	$—	$—	$8.0

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	June 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,426.3	$—	$1,301.8	$16.5	$1,318.3	$1,840.0	$—	$1,692.4	$16.6	$1,709.0

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

The following tables provide information concerning gains recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCI	$10.2	$11.0	$10.4	$11.2
Net gains reclassified to earnings
Interest expense	(0.2)	(0.3)	(0.4)	(0.5)
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	7.9	—	7.9	—
Ending accumulated derivative gains in AOCI	$17.9	$10.7	$17.9	$10.7

Portion expected to be reclassified to earnings in the next twelve months			$(1.0)

5. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2025	2024
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.5	16.6
Unamortized deferred financing costs			(6.2)	(6.6)
Unamortized debt discounts			(2.2)	(2.1)
Total long-term debt at AES Ohio			1,013.1	1,012.9

DPL LLC debt
Senior unsecured notes	4.125%	2025	—	415.0
Senior unsecured notes	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(1.9)	(2.9)
Unamortized debt discounts			(0.5)	(0.6)
Total DPL consolidated long-term debt			1,426.3	1,840.0
Less: current portion			(0.2)	(414.4)
DPL consolidated long-term debt, net of current portion			$1,426.1	$1,425.6

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
(c)Note payable to related party.

Revolving Credit Agreement
AES Ohio entered into a third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of June 30, 2025 and December 31, 2024, the AES Ohio Credit Agreement had outstanding borrowings of $160.0 million and $140.0 million, respectively.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. The AES Ohio Term Loan Agreement was originally set to mature on August 13, 2025, but was amended on July 30, 2025, to mature on October 13, 2025, and bears interest at variable rates as described in the agreement. The AES Ohio Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified this agreement as short-term indebtedness as it matures in October 2025. Management plans to repay the AES Ohio Term Loan Agreement through a combination of cash from operations, new debt, and equity capital contributions.

DPL's Senior unsecured notes
On April 4, 2025, DPL issued a Notice of Full Redemption to the Trustee (U.S. Bank), with respect to the 4.125% Senior unsecured notes due July 1, 2025 ("2025 DPL Notes"). DPL notified the Trustee that it was calling the $415.0 million outstanding of the 2025 DPL Notes. The redemption date was May 4, 2025. These notes were redeemed at par plus accrued interest, with no make-whole premium using cash on hand from the Closings (see Note 1. Overview and Summary of Significant Accounting Policies - Agreement to Sell Minority Interest in AES Ohio for more information).

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement, AES Ohio Term Loan Agreement, and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2025, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of June 30, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Effective tax rate	56.6%	11.3%	44.4%	18.5%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion and the amortization of a municipal tax shortage of AES Ohio, partially offset by the flowthrough of a net tax benefit related to the reversal of excess deferred taxes of AES Ohio.

DPL's income tax expense for the six months ended June 30, 2025 was calculated using the estimated annual effective income tax rate for 2025 of 44.1% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss. Starting in the third quarter of 2025, the annual effective tax rate is expected to increase due to the flowthrough tax expense associated with the PUCO Order on the Tax Savings Credit Rider issued on July 9, 2025.

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes for taxable corporations using a separate return method.

On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. As a result of the conversion, DPL LLC, Miami Valley Lighting, and AES Ohio Generation each became a disregarded single member LLC of AES for US federal income tax purposes and are no longer severally liable for taxes reported on the consolidated federal income tax return of AES for periods beginning after April 3, 2025. DPL LLC will no longer allocate income tax expense to disregarded single member LLCs and has derecognized the tax balances, including AOCI tax balances, of all disregarded single-member LLCs. The net tax liability was transferred to AES and accounted for through equity effective April 3, 2025. However, DPL remains liable for taxes under its tax sharing agreement with AES.

7. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plans.

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Service cost	$0.5	$0.6	$1.1	$1.2
Interest cost	3.7	3.7	7.3	7.4
Expected return on plan assets	(4.0)	(3.7)	(7.9)	(7.4)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.5	0.5
Actuarial loss	0.8	0.6	1.6	1.1
Net periodic benefit cost	$1.3	$1.4	$2.6	$2.8

The components of net periodic benefit cost other than service cost are included in Other income, net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during the six month periods ended June 30, 2025 and 2024, respectively.

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

8. EQUITY

Transactions with Holders of Redeemable Stock of Subsidiaries
On April 4, 2025, DPL sold an aggregate indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $537.5 million, net of transaction costs on the Condensed

Consolidated Balance Sheets. The agreement contains certain redemption features that, while not currently in effect, are not solely in DPL's control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholder agreement is remote, but would require redemption at fair value. Therefore, as of June 30, 2025, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. The transaction also resulted in reclassification of $2.7 million of pension related AOCL to Member's equity. As DPL maintained control after the transaction, AES Ohio continues to be consolidated by DPL.

On April 9, 2025, CDPQ made capital contributions totaling $45.0 million as part of a capital call primarily for funding needs related to AES Ohio’s capital expenditure program. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or DPL’s ownership interests in Ohio Investments or Ohio Holdings.

Other Paid-in Capital
During the six months ended June 30, 2024, DPL received $130.0 million in equity contributions from AES. DPL then made the same investments in AES Ohio. The proceeds from these equity contributions allow AES Ohio to seek to improve its infrastructure and modernize its grid while maintaining liquidity.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2025, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2025 and December 31, 2024.

Guarantees
In connection with the Closings described in Note 1. Overview and Summary of Significant Accounting Policies - Agreement to Sell Minority Interest in AES Ohio, DPL agreed to indemnify CDPQ related to certain matters as described in the Purchase Agreements. These matters primarily include any future losses from environmental claims or retirement obligations that could be raised with respect to our previously-owned and operated generation assets, and potential losses related to certain pending legal and regulatory proceedings. The maximum potential indemnification amount pertaining to the pending legal and regulatory proceedings is estimated to be $54.3 million, while the maximum potential indemnification amount pertaining to any future losses from environmental claims or retirement obligations cannot be reasonably estimated, as it is subject to, and will only be effective upon, the occurrence of future events. We believe the likelihood of any payments under these arrangements is remote, and the resulting fair value of these indemnifications is not material.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $44.0 million, of $898.0 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2025
Revenue from external customers	$227.4	$2.5	$—	$229.9
Intersegment revenue	0.2	1.2	(1.4)	—
Total revenue	227.6	3.7	(1.4)	229.9

Operating costs and expenses
Net purchased power	82.5	0.5	(0.2)	82.8
Operation and maintenance	64.8	1.9	(1.2)	65.5
Depreciation and amortization	29.0	0.6	—	29.6
Taxes other than income taxes	27.7	0.1	—	27.8
Interest expense, net	13.7	6.2	—	19.9
Other segment items (a)	0.4	(1.4)	—	(1.0)
Income / (loss) before income tax	9.5	(4.2)	—	5.3
Income tax expense / (benefit)	4.0	(1.0)	—	3.0
Net income / (loss)	$5.5	$(3.2)	$—	$2.3

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$72.2	$0.8	$—	$73.0

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2024

Revenue from external customers	$206.7	2.5	$—	$209.2
Intersegment revenue	0.2	1.3	(1.5)	—
Total revenue	206.9	3.8	(1.5)	209.2

Operating costs and expenses
Net purchased power	69.2	0.6	(0.3)	69.5
Operation and maintenance	60.8	1.5	(1.2)	61.1
Depreciation and amortization	20.7	0.4	—	21.1
Taxes other than income taxes	26.9	0.2	—	27.1
Interest expense, net	11.7	9.0	0.1	20.8
Other segment items (a)	(1.3)	(0.5)	(0.1)	(1.9)
Income / (loss) before income tax	18.9	(7.4)	—	11.5
Income tax expense / (benefit)	3.8	(2.5)	—	1.3
Net income / (loss)	$15.1	$(4.9)	$—	$10.2

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$115.0	$(0.5)	$—	$114.5

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2025
Revenue from external customers	$479.2	$5.0	$—	$484.2
Intersegment revenue	0.5	2.4	(2.9)	—
Total revenue	479.7	7.4	(2.9)	484.2

Operating costs and expenses
Net purchased power	177.3	1.1	(0.5)	177.9
Operation and maintenance	128.7	4.7	(2.4)	131.0
Depreciation and amortization	57.8	1.0	—	58.8
Taxes other than income taxes	63.9	0.2	—	64.1
Interest expense, net	28.4	15.4	—	43.8
Other segment items (a)	1.7	(2.1)	—	(0.4)
Income / (loss) before income tax	21.9	(12.9)	—	9.0
Income tax expense / (benefit)	5.7	(1.7)	—	4.0
Net income / (loss)	$16.2	$(11.2)	$—	$5.0

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$157.5	$0.8	$—	$158.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2024
Revenue from external customers	$430.8	$4.8	$—	$435.6
Intersegment revenue	0.4	2.5	(2.9)	—
Total revenue	431.2	7.3	(2.9)	435.6

Operating costs and expenses
Net purchased power	158.7	1.0	(0.5)	159.2
Operation and maintenance	121.5	2.9	(2.4)	122.0
Depreciation and amortization	42.8	0.9	—	43.7
Taxes other than income taxes	56.1	0.2	—	56.3
Interest expense, net	22.9	18.0	0.2	41.1
Other segment items(a)	(1.4)	(0.8)	(0.2)	(2.4)
Income / (loss) before income tax	30.6	(14.9)	—	15.7
Income tax expense / (benefit)	6.1	(3.2)	—	2.9
Net income / (loss)	$24.5	$(11.7)	$—	$12.8

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$288.1	$1.0	$—	$289.1

Total Assets ($ in millions)	June 30, 2025	December 31, 2024
Utility	$3,462.6	$3,355.2
All Other (a)	58.4	62.2
DPL Consolidated	$3,521.0	$3,417.4

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

DPL's revenue from contracts with customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Revenue from contracts with customers	$225.2	$206.4	$476.0	$430.4

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2025 and 2024:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$105.7	$—	$—	$105.7
Commercial revenue	44.0	—	—	44.0
Industrial revenue	18.1	—	—	18.1

$ in millions	Utility	Other	Adjustments and Eliminations	Total
Governmental revenue	7.2	—	—	7.2
Other (a)	2.7	—	—	2.7
Total retail revenue from contracts with customers	177.7	—	—	177.7
Wholesale revenue
Wholesale revenue from contracts with customers	5.3	—	(0.3)	5.0
RTO ancillary revenue	39.2	0.1	—	39.3
Capacity revenue	0.8	—	—	0.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	4.6	1.2	(1.1)	4.7
Total revenue	$227.6	$3.7	$(1.4)	$229.9

	Three Months Ended June 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$101.9	$—	$—	$101.9
Commercial revenue	39.4	—	—	39.4
Industrial revenue	16.0	—	—	16.0
Governmental revenue	6.3	—	—	6.3
Other (a)	3.3	—	—	3.3
Total retail revenue from contracts with customers	166.9	—	—	166.9
Other retail revenue	—	—	—	—
Wholesale revenue
Wholesale revenue from contracts with customers	2.8	—	(0.3)	2.5
RTO ancillary revenue	34.2	—	—	34.2
Capacity revenue	0.3	—	—	0.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	2.7	1.3	(1.2)	2.8
Total revenue	$206.9	$3.8	$(1.5)	$209.2

	Six months ended June 30, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$242.4	$—	$—	$242.4
Commercial revenue	83.8	—	—	83.8
Industrial revenue	33.8	—	—	33.8
Governmental revenue	14.2	—	—	14.2
Other (a)	5.0	—	—	5.0
Total retail revenue from contracts with customers	379.2	—	—	379.2
Wholesale revenue
Wholesale revenue from contracts with customers	14.5	—	(0.6)	13.9
RTO ancillary revenue	76.8	0.1	—	76.9
Capacity revenue	1.1	—	—	1.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.9	—	4.9
Other miscellaneous revenue	8.1	2.4	(2.3)	8.2
Total revenue	$479.7	$7.4	$(2.9)	$484.2

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Six months ended June 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$226.2	$—	$—	$226.2
Commercial revenue	78.6	—	—	78.6
Industrial revenue	32.7	—	—	32.7
Governmental revenue	12.1	—	—	12.1
Other (a)	6.3	—	—	6.3
Total retail revenue from contracts with customers	355.9	—	—	355.9
Wholesale revenue
Wholesale revenue from contracts with customers	7.8	—	(0.5)	7.3
RTO ancillary revenue	62.0	—	—	62.0
Capacity revenue	0.4	—	—	0.4
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	4.8	—	4.8
Other miscellaneous revenue	5.1	2.5	(2.4)	5.2
Total revenue	$431.2	$7.3	$(2.9)	$435.6

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	June 30, 2025	December 31, 2024
Receivables from contracts with customers	$130.3	$103.9

Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes the filing of DPL, an indirect wholly-owned subsidiary of AES, a global power company. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to DPL, unless the context indicates otherwise.

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

OVERVIEW OF OUR BUSINESS
DPL, an indirect wholly-owned subsidiary of AES, is a holding company incorporated under the laws of the state of Ohio. DPL's principal subsidiary is AES Ohio, a regulated electric utility operating in the state of Ohio. Substantially all of our business consists of the transmission, distribution and sale of electric energy conducted through AES Ohio. Our business segments are “utility” and “all other.” For more information regarding our business, see Item 1. Business of our Form 10-K.

EXECUTIVE SUMMARY

DPL
Compared with the same period in the prior year, DPL's results for the three months ended June 30, 2025, reflect a decrease in income before income tax of $6.2 million, or 53.9%, as well as a decrease in net income of $7.9 million, or 77.5%, and, for the six months ended June 30, 2025, reflect a decrease in income before income tax of $6.7 million, or 42.7%, as well as a decrease in net income of $7.8 million, or 60.9%, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Decrease due to higher depreciation and amortization driven by assets placed in service	$(8.5)	$(15.1)
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(0.7)	(7.8)
Decrease due to lower AFUDC equity	(2.1)	(3.9)
Decrease due to a reserve recorded for the LGR regulatory asset as the rider will end upon the effective date of Sub. HB 15	(3.2)	(3.2)
Increase (decrease) due to lower (higher) interest expense primarily from increased borrowings for the year, offset by lower expense due to redemption of senior unsecured notes	0.9	(2.7)
Increase due to higher transmission revenue driven by an increase in transmission investments	5.1	14.9
Increase due to higher DIR revenues	5.0	9.7
Increase (decrease) in retail margin due to higher (lower) volumes driven by weather and higher (lower) retail demand	(4.0)	2.4
Other	1.3	(1.0)
Net change in income before income tax	(6.2)	(6.7)
Net change in income tax expense	(1.7)	(1.1)
Net change in net income	$(7.9)	$(7.8)

RESULTS OF OPERATIONS - DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2025	2024	$ change	% change	2025	2024	$ change	% change
REVENUE:
Retail	$177.7	$166.9	$10.8	6.5%	$379.2	$355.9	$23.3	6.5%
Wholesale	5.0	2.5	2.5	100.0%	13.9	7.3	6.6	90.4%
RTO ancillary	39.3	34.2	5.1	14.9%	76.9	62.0	14.9	24.0%
Capacity revenue	0.8	0.3	0.5	166.7%	1.1	0.4	0.7	175.0%
Miscellaneous revenue	7.1	5.3	1.8	34.0%	13.1	10.0	3.1	31.0%
Total revenue	229.9	209.2	20.7	9.9%	484.2	435.6	48.6	11.2%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	52.8	49.0	3.8	7.8%	116.1	119.3	(3.2)	(2.7)%
RTO charges	30.0	20.5	9.5	46.3%	61.8	39.9	21.9	54.9%
Net purchased power	82.8	69.5	13.3	19.1%	177.9	159.2	18.7	11.7%
Operation and maintenance	65.5	61.1	4.4	7.2%	131.0	122.0	9.0	7.4%
Depreciation and amortization	29.6	21.1	8.5	40.3%	58.8	43.7	15.1	34.6%
Taxes other than income taxes	27.8	27.1	0.7	2.6%	64.1	56.3	7.8	13.9%
Loss on asset disposal	—	—	—	—%	—	1.3	(1.3)	(100.0)%
Total operating costs and expenses	205.7	178.8	26.9	15.0%	431.8	382.5	49.3	12.9%

OPERATING INCOME	24.2	30.4	(6.2)	(20.4)%	52.4	53.1	(0.7)	(1.3)%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(19.9)	(20.8)	0.9	(4.3)%	(43.8)	(41.1)	(2.7)	6.6%
Other income, net	1.0	1.9	(0.9)	(47.4)%	0.4	3.7	(3.3)	(89.2)%
Total other expense, net	(18.9)	(18.9)	—	—%	(43.4)	(37.4)	(6.0)	16.0%

INCOME BEFORE INCOME TAX (a)	5.3	11.5	(6.2)	(53.9)%	9.0	15.7	(6.7)	(42.7)%

Income tax expense	3.0	1.3	1.7	130.8%	4.0	2.9	1.1	37.9%

NET INCOME (a)	2.3	10.2	(7.9)	(77.5)%	5.0	12.8	(7.8)	(60.9)%
Less: Net income attributable to redeemable stock of subsidiaries	(1.6)	—	(1.6)	—%	(1.6)	—	(1.6)	—%
NET INCOME ATTRIBUTABLE TO DPL LLC	$0.7	$10.2	$(9.5)	(93.1)%	$3.4	$12.8	$(9.4)	(73.4)%

(a)For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX and NET INCOME. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL - Revenue
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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2025	2024	change	% change	2025	2024	change	% change
Actual
Heating degree-days	484	311	173	55.6%	3,223	2,609	614	23.5%
Cooling degree-days	374	443	(69)	(15.6)%	380	443	(63)	(14.2)%

30-year average (b)
Heating degree-days	535	539			3,314	3,321
Cooling degree-days	313	310			316	312

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL''s and AES Ohio electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended				Six months ended
	June 30,				June 30,
kWh sales (in millions):	2025	2024	change	% change	2025	2024	change	% change
Retail electric sales (a)
Residential	1,123	1,196	(73)	(6.1)%	2,711	2,620	91	3.5%
Commercial	868	912	(44)	(4.8)%	1,791	1,779	12	0.7%
Industrial	941	920	21	2.3%	1,767	1,791	(24)	(1.3)%
Governmental	288	302	(14)	(4.6)%	572	586	(14)	(2.4)%
Other	9	10	(1)	(10.0)%	18	20	(2)	(10.0)%
Total retail electric sales	3,229	3,340	(111)	(3.3)%	6,859	6,796	63	0.9%
Wholesale electric sales (b)	114	83	31	37.3%	280	225	55	24.4%
Total electric sales	3,343	3,423	(80)	(2.3)%	7,139	7,021	118	1.7%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 452 kWh and 423 kWh for the three months ended and 1,037 kWh and 994 kWh for the six months ended June 30, 2025 and 2024, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three and six months ended June 30, 2025 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
3.4%
2.3%
(2.0)%
(6.1)%
(3.6)%
(4.8)%
(3.8)%
(4.8)%
(1.2)%
(3.3)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized QTD
2025 vs. 2024 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
3.5%
(1.2)%
0.7%
(2.3)%
(0.8)%
(1.3)%
(1.8)%
(2.6)%
0.9%
(1.4)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized YTD
2025 vs. 2024 Actual YTD

During the three months ended June 30, 2025, revenue increased $20.7 million to $229.9 million compared to $209.2 million in the same period of the prior year, and, during the six months ended June 30, 2025, revenue increased $48.6 million to $484.2 million compared to $435.6 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$9.7	$21.8
Increase in the DIR	5.0	9.7
Increase in the Infrastructure Investment Rider	0.5	4.9
Increase in the Proactive Reliability Optimization	3.9	3.8
Decrease in the Competitive Bid Revenue Rider Rate	(7.3)	(20.6)
Decrease in the Storm Rider	(1.8)	(5.2)
Other	2.5	3.5
Net change in retail rate	12.5	17.9

Volume
Increase / (Decrease) in demand primarily due to weather versus the comparable period	(1.2)	6.7
Net change in retail volume	(1.2)	6.7

Other miscellaneous	(0.5)	(1.3)
Net retail change	10.8	23.3

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	2.5	6.6

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	5.6	15.6

Other
Miscellaneous revenue	1.8	3.1
Net change in revenue	$20.7	$48.6

DPL - Net Purchased Power
During the three months ended June 30, 2025, net purchased power increased $13.3 million to $82.8 million compared to $69.5 million in the same period of the prior year, and, during the six months ended June 30, 2025, net purchased power decreased $18.7 million to $177.9 million compared to $159.2 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Net purchased power
Purchased power
Decrease primarily due to lower prices in the competitive bid process	$(9.4)	$(20.9)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand versus the comparable period	13.2	17.7
Total purchased power change	3.8	(3.2)

RTO charges
Increase primarily due to increase in TCRR rates	9.5	21.9
Net change in purchased power	$13.3	$18.7

DPL - Operation and Maintenance
During the three and six months ended June 30, 2025, Operation and maintenance expense increased $4.4 million and $9.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase in IT costs, primarily associated with the customer billing system upgrade	$2.4	$6.3
Other	2.0	2.7
Net change in operation and maintenance expense	$4.4	$9.0

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

DPL - Depreciation and Amortization
During the three and six months ended June 30, 2025, Depreciation and amortization increased $8.5 million and $15.1 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

DPL - Taxes Other Than Income Taxes
During the three and six months ended June 30, 2025, Taxes other than income taxes increased $0.7 million and $7.8 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure plan, net of regulatory deferrals.

DPL - Interest Expense, Net
During the three months ended June 30, 2025, Interest expense, net decreased $0.9 million, compared to the same period in the prior year primarily due to redemption of the 2025 DPL Notes in May 2025, offset by higher outstanding debt balances at AES Ohio versus the comparable period in the prior year.

During the six months ended June 30, 2025, Interest expense, net increased $2.7 million compared to the same period in the prior year, primarily due to higher outstanding debt balances at AES Ohio versus the comparable period in the prior year, partially offset by redemption of the 2025 DPL Notes in May 2025.

DPL - Other Income, Net
During the three months ended June 30, 2025, Other income, net decreased $0.9 million, compared to the same period in the prior year primarily due to lower AFUDC equity, partially offset by higher interest income.

During the six months ended June 30, 2025, Other income, net decreased $3.3 million, compared to the same period in the prior year primarily due to lower AFUDC equity.

DPL - Income Tax Expense

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2025	2024	change	% change	2025	2024	change	% change
Income tax expense	3.0	1.3	1.7	131%	4.0	2.9	1.1	38%

The increases in income tax expense of $1.7 million and $1.1 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were primarily driven by the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion and a decrease in the net tax benefit related to the reversal of excess deferred taxes and AFUDC equity of AES Ohio, partially offset by higher pre-tax income in the prior year.

See Note 6. Income Taxes in the DPL's Condensed Consolidated Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2025 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. In addition, DPL's financial results are likely to be driven by other factors including, but not limited to:

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

Operational

Customer Information and Billing System Implementation

During the third quarter of 2024, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted, which has resulted in a higher allowance for credit losses as of June 30, 2025. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

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

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS released interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2025 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

On July 4, 2025, the United States enacted [H.R. 1] (the “2025 Act”). The legislation included amendments to, and extensions of, various U.S. corporate income tax provisions, which may impact our effective tax rate in future periods. However, the impact to the effective tax rate is not expected to be material. Our interpretation of the 2025 Act may change as the U.S. Treasury and the IRS issue additional guidance.

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

Regulatory

DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K and Form 10-Q previously filed with the SEC during 2025 describe other regulatory matters, which have not materially changed since those filings.

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (Sub. HB 15) that was signed by the Governor and will be effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. Among other provisions, the legislation eliminates as of its effective date, the LGR, which currently allows for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of any remaining regulatory asset balance amounts or future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows. As of June 30, 2025, AES Ohio established a reserve of $3.2 million for the LGR regulatory asset.

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

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of Sub. HB 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

2024 Distribution Rate Case application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

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

The rate case application also includes a proposal for increased tree-trimming expenses. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations; the PUCO has set the evidentiary hearing to begin September 9, 2025 and public hearings to be held on August 7 and August 14, 2025.

See PART I, ITEM 1., Note 2. Regulatory Matters of DPL's Condensed Consolidated Financial Statements for further information regarding these and other regulatory matters.

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

Trump Administration Actions Affecting Environmental Regulations

On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a memorandum titled “Regulatory Freeze Pending Review” directing agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. In accordance with these and other Trump Administration Executive Orders, on March 12, 2025, EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the Trump Administration, may have an impact on regulations that may affect our business, financial condition, or results of operations..

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

On May 8, 2024, the EPA published final revisions to the CCR Rule, which were effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the U. S. Supreme Court, which was denied by the court on December 11, 2024. On July 22, 2025, EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. It is too early to determine any potential impact from these revisions to the CCR Rule.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL had unrestricted cash and cash equivalents of $70.1 million as of June 30, 2025. At that date, DPL did not have any short-term investments. DPL had aggregate principal amounts of long-term debt outstanding of $1,437.1 million as of June 30, 2025.

From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, changes in the timing of tariff increases or delays in regulatory determinations could affect the cash flows and results of operations of our businesses. AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. AES Ohio last received approval in July 2025 to, among other things, issue up to $450 million of long-term indebtedness.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis

The following table summarizes the cash flows:

	Six months ended June 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net cash provided by / (used in) operating activities	$(9.6)	$62.4	$(72.0)
Net cash used in investing activities	(164.1)	(305.0)	140.9
Net cash provided by financing activities	189.8	250.0	(60.2)
Net increase in cash, cash equivalents and restricted cash	16.1	7.4	8.7
Balance at beginning of period	54.1	41.1	13.0
Cash, cash equivalents and restricted cash at end of period	$70.2	$48.5	$21.7

The following cash flow review compares the cash flows for the six months ended June 30, 2025 to the cash flows for the six months ended June 30, 2024.

Operating activities

	Six months ended June 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net income	$5.0	$12.8	$(7.8)
Depreciation and amortization	58.8	43.7	15.1
Deferred income taxes	3.9	12.0	(8.1)
Other adjustments to net income	1.4	(1.0)	2.4
Net income, adjusted for non-cash items	69.1	67.5	1.6
Net change in operating assets and liabilities and other	(78.7)	(5.1)	(73.6)
Net cash (used in) provided by operating activities	$(9.6)	$62.4	$(72.0)

The net change in operating assets and liabilities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to the timing of invoices and payments	$(38.7)
Decrease from higher net accounts receivable driven by timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	(28.4)
Decrease from changes in interest accruals on outstanding debt in the comparable periods	(14.8)
Other	8.3
Net change in operating assets and liabilities and other	$(73.6)

Investing activities
Net cash used in investing activities decreased $140.9 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:

$ in millions	$ Change
Lower capital expenditures on AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods and lower digital related investment due to the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	$130.8
Lower cost of removal payments	9.8
Other	0.3
Net change in investing activities	$140.9

Financing activities
Net cash provided by financing activities decreased $60.2 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to redemption of 2025 DPL Notes	$(415.0)
Decrease due to higher net repayments on AES Ohio's revolving credit facility	(100.0)
Decrease due to lower equity contributions from parent in the comparable periods	(130.0)
Increase due to sale of redeemable stock of subsidiaries	540.6
Increase due to contributions from holders of redeemable stock of subsidiaries	45.0
Other	(0.8)
Net change in financing activities	$(60.2)

LIQUIDITY
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any dividend payments. For 2025 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing and funds from capital contributions, including contributions from AES and our minority interest holder, as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At June 30, 2025, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2025
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$190.0

For the AES Ohio Credit Agreement, as of June 30, 2025, there were $160.0 million in borrowings under the facility, with the remaining $190.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost up to $1.3 billion, and includes estimates as follows:

$ in millions	2025	2026	2027	For the three-year period from 2025 through 2027
Distribution-related additions, improvements and extensions	$188.0	$172.0	$176.0	$536.0
Transmission-related additions and improvements	193.0	262.0	231.0	686.0
Smart Grid Phase 1 improvements and additions	35.0	—	—	35.0
Other	16.0	13.0	9.0	38.0
Total for AES Ohio	432.0	447.0	416.0	1,295.0

Other subsidiaries	3.0	6.0	6.0	15.0
Total for DPL	$435.0	$453.0	$422.0	$1,310.0

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. With the recent enactment of Sub. HB 15, AES Ohio withdrew its Smart Grid Phase 2 Application and is currently reevaluating its capital expenditure programs. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See more information in Note 2. Regulatory Matters of DPL's Condensed Consolidated Financial Statements.

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

Debt ratings	DPL Rating	DPL Outlook	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BB+ (a)	Stable	BBB+ (b)	Stable
Moody's Investors Service, Inc.	Ba1 (a)	Stable	Baa1 (b)	Stable
Standard & Poor's Financial Services LLC	BB+ (a)	Stable	BBB+ (b)	Stable

Credit ratings	DPL Rating	DPL Outlook	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BB+	Stable	BBB-	Stable
Moody's Investors Service, Inc.	Ba1	Stable	Baa3	Stable
Standard & Poor's Financial Services LLC	BB+	Stable	BBB-	Stable

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see PART I, ITEM 1., Note 9. Commitments and Contingencies of DPL's Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
DPL’s Condensed Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2024 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II: OTHER INFORMATION

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

Our Form 10-K for the fiscal year ended December 31, 2024 and Form 10-Q for the quarter ended March 31, 2025, and the Notes to DPL’s Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 9. Commitments and Contingencies of DPL's Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As disclosed in further detail in Note 1 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, in a series of transactions that occurred in early April 2025 which were not registered under the Securities Act of 1933 as amended, in connection with an investment by a wholly-owned subsidiary of CDPQ (i) on April 2, 2025, DPL contributed to Ohio Holdings 41,172,173 shares, or 100%, of the issued and outstanding shares of common stock of AES Ohio, and (ii) on April 4, 2025, DPL contributed to Ohio Investments 8,500 shares, or 85%, of the issued and outstanding shares of common stock of Ohio Holdings. As a result of these transactions, DPL owns 82.35% of the issued and outstanding shares of common stock of Ohio Investments (with CDPQ owning the remaining 17.65%), Ohio Investments owns 85% of the issued and outstanding shares of common stock of Ohio Holdings (with CDPQ owning the remaining 15.0%), and Ohio Holdings owns 100% of the issued and outstanding shares of common stock of AES Ohio. In connection with these transactions, DPL and its subsidiaries received approximately $544 million in proceeds from CDPQ. DPL utilized a portion of the proceeds to redeem in full the $415.0 million in aggregate principal amount of its 4.125% Senior unsecured notes on May 4, 2025 and the remainder for general corporate purposes, including the funding of equity contributions to AES Ohio.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit	Location
10.1	AES Ohio Investments, Inc. Shareholders’ Agreement by and among DPL LLC, AES Ohio Investments, Inc. and Astrid Holdings LP dated as of April 4, 2025.	Filed herewith as Exhibit 10.1
10.2
Amendment dated July 30, 2025 to the $150,000,000 Term Loan Agreement, dated August 14, 2024, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, and U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger
Filed herewith as Exhibit 10.2
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL LLC
(Registrant)

Date:	August 1, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 1, 2025	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)