Form 10-Q
period 2025-09-30
DPL LLC
filed 2025-11-04
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

All of the outstanding limited liability membership interests of DPL LLC are indirectly owned by The AES Corporation.

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2025

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2025
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
DIR
Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2025 is $47.0 million.

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

EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 3, 2025
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LGR	Legacy Generation Resource Rider
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
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
Form 10-Q for the Quarterly Period ended September 30, 2025

Term	Definition
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PRO
Proactive Reliability Optimization Rider - established in the ESP 4 to recover costs deferred starting from 2021 forward related to vegetation management costs. Deferral and recovery through this rider is only for costs above the amount recovered in base distribution rates and subject to an established deferral cap. The annual deferral cap is $7.5 million in 2025.

PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	AES Ohio's second phase of its grid modernization plan approved by the PUCO in 2024 and subsequently withdrawn on May 23, 2025.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
TSCR	Tax Savings Credit Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2025
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

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2025
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2025 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2025
PART I: FINANCIAL INFORMATION

This report includes the filing of DPL. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to both DPL and its subsidiaries, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL LLC
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
REVENUE	$294.8	$227.5	$779.0	$663.1

OPERATING COSTS AND EXPENSES:
Net purchased power	113.7	84.3	291.6	243.5
Operation and maintenance	70.8	66.9	201.8	188.9
Depreciation and amortization	29.8	25.7	88.6	69.4
Taxes other than income taxes	36.3	28.1	100.4	84.4
Loss on asset disposal	—	—	—	1.3
Total operating costs and expenses	250.6	205.0	682.4	587.5

OPERATING INCOME	44.2	22.5	96.6	75.6

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(19.2)	(21.1)	(63.0)	(62.2)
Other income / (expense), net	(0.1)	1.4	0.3	5.1
Total other expense, net	(19.3)	(19.7)	(62.7)	(57.1)

INCOME BEFORE INCOME TAX	24.9	2.8	33.9	18.5

Income tax expense / (benefit)	11.5	(7.5)	15.5	(4.6)

NET INCOME	13.4	10.3	18.4	23.1
Less: Net income attributable to redeemable stock of subsidiaries	(5.1)	—	(6.7)	—
NET INCOME ATTRIBUTABLE TO DPL LLC	$8.3	$10.3	$11.7	$23.1
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
NET INCOME	$13.4	$10.3	$18.4	$23.1
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.1, $0.1 and $0.1 for each respective period	(0.2)	(0.1)	(0.6)	(0.6)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2), $0.0, $(0.1) and $(0.1) for each respective period	0.1	—	0.5	0.1
Other comprehensive loss	(0.1)	(0.1)	(0.1)	(0.5)

Comprehensive income	13.3	10.2	18.3	22.6
Less: Comprehensive income attributable to redeemable stock of subsidiaries	5.2	—	7.0	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO DPL LLC	$8.1	$10.2	$11.3	$22.6
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109.6	$54.0
Accounts receivable, net of allowance for credit losses of $8.9 and $6.1, respectively (Note 1)	143.9	106.8
Inventories	76.8	70.5
Taxes applicable to subsequent years	33.9	137.1
Regulatory assets, current	77.7	82.0
Taxes receivable	25.7	27.1
Prepayments and other current assets	10.9	7.5
Total current assets	478.5	485.0
NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $620.3 and $571.7, respectively	2,763.4	2,571.4
Regulatory assets, non-current	135.8	140.0
Intangible assets, net of amortization	171.4	175.1
Other non-current assets	40.3	45.9
Total non-current assets	3,110.9	2,932.4

Total assets	$3,589.4	$3,417.4

LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$0.2	$704.4
Accounts payable	123.6	132.1
Accrued taxes	145.2	115.4
Accrued interest	22.4	22.8
Customer deposits	18.0	14.2
Regulatory liabilities, current	2.1	10.3
Accrued and other current liabilities	40.9	35.0
Total current liabilities	352.4	1,034.2
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,797.6	1,425.6
Deferred income taxes	226.7	249.6
Taxes payable	0.4	137.5
Regulatory liabilities, non-current	190.5	169.4
Accrued pension and other postretirement obligations	23.7	30.7
Other non-current liabilities	7.9	8.3
Total non-current liabilities	2,246.8	2,021.1
Total liabilities	2,599.2	3,055.3

COMMITMENTS AND CONTINGENCIES (Note 9)
REDEEMABLE STOCK OF SUBSIDIARIES	588.7	—

EQUITY:
Member's equity / Other paid-in capital (Note 1 and Note 6)	3,048.4	3,040.5
Accumulated other comprehensive income / (loss)	14.5	(5.3)
Accumulated deficit	(2,661.4)	(2,673.1)
Total equity	401.5	362.1

Total liabilities, redeemable stock of subsidiaries and equity	$3,589.4	$3,417.4
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$18.4	$23.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.6	69.4
Amortization of deferred financing costs and debt discounts	2.2	2.6
Deferred income taxes	19.4	11.6
Loss on asset disposal	—	1.3
Allowance for equity funds used during construction	(0.3)	(5.4)
Changes in certain assets and liabilities:
Accounts receivable, net	(37.1)	(8.9)
Inventories	(6.3)	(17.2)
Taxes applicable to subsequent years	103.2	86.7
Prepayments and other current assets	(3.4)	(7.6)
Current regulatory assets and liabilities, net	(3.9)	(17.1)
Non-current regulatory assets and liabilities, net	5.0	9.5
Other non-current assets	—	14.7
Accounts payable	(7.2)	23.8
Accrued taxes payable / receivable	(111.2)	(116.5)
Accrued interest	(0.4)	8.3
Accrued and other current liabilities	12.7	22.0
Accrued pension and other postretirement obligations	(7.0)	(6.2)
Other	(0.1)	(0.5)
Net cash provided by operating activities	72.6	93.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(258.3)	(450.7)
Cost of removal payments	(8.5)	(21.9)
Other investing activities, net	(0.4)	(0.8)
Net cash used in investing activities	(267.2)	(473.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	385.0	355.0
Repayments under revolving credit facilities	(525.0)	(325.0)
Issuance of short-term debt	—	150.0
Repayments of short-term debt	(150.0)	—
Issuance of long-term debt	375.0	—
Repayments of long-term debt	(415.0)	—
Sale of redeemable stock of subsidiaries	539.7	—
Contributions from holders of redeemable stock of subsidiaries	45.0	—
Equity contributions from parent	—	200.0
Payments of deferred financing costs	(4.5)	(0.2)
Net cash provided by financing activities	250.2	379.8
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	55.6	—
Cash, cash equivalents and restricted cash at beginning of period	54.1	41.1
Cash, cash equivalents and restricted cash at end of period	$109.7	$41.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$62.6	$54.0
Non-cash investing activities:
Accruals for capital expenditures	$47.5	$37.4
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Member's and Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Member's Equity	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total	Redeemable Stock of Subsidiaries
Balance at January 1, 2025	1	$—	$3,040.5	$—	$(5.3)	$(2,673.1)	$362.1	$—
Net income	—	—	—	—	—	2.7	2.7	—
Balance at March 31, 2025	1	—	3,040.5	—	(5.3)	(2,670.4)	364.8	—
DPL LLC Conversion (Note 1)	(1)	—	(3,040.5)	3,040.5	—	—	—	—
Net income	—	—	—	—	—	0.7	0.7	1.6
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)	0.2
Sale of redeemable stock of subsidiaries	—	—	—	(2.7)	2.7	—	—	537.5
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	—	—	—	10.6	17.5	—	28.1	—
Contributions from holders of redeemable stock of subsidiaries	—	—	—	—	—	—	—	45.0
Balance at June 30, 2025	—	$—	$—	$3,048.4	$14.7	$(2,669.7)	$393.4	$584.3
Net income	—	—	—	—	—	8.3	8.3	5.1
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)	0.1
Other	—	—	—	—	—	—	—	(0.8)
Balance at September 30, 2025	—	$—	$—	$3,048.4	$14.5	$(2,661.4)	$401.5	$588.7

	Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Redeemable Stock of Subsidiaries
Balance at January 1, 2024	1	$—	$2,840.4	$(4.6)	$(2,686.9)	$148.9	$—
Net income	—	—	—	—	2.6	2.6	—
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)	—
Balance at March 31, 2024	1	—	2,840.4	(4.8)	(2,684.3)	151.3	—
Net income	—	—	—	—	10.2	10.2	—
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)	—
Equity contributions from parent	—	—	130.0	—	—	130.0	—
Balance at June 30, 2024	1	$—	$2,970.4	$(5.0)	$(2,674.1)	$291.3	$—
Net income	—	—	—	—	10.3	10.3	—
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)	—
Equity contribution from parent	—	—	70.0	—	—	70.0	—
Other	—	—	0.1	—	—	0.1	—
Balance at September 30, 2024	1	$—	$3,040.5	$(5.1)	$(2,663.8)	$371.6	$—

See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2025 and 2024

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

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$109.6	$54.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$109.7	$54.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2025 and December 31, 2024:

$ in millions	September 30, 2025	December 31, 2024
Accounts receivable, net:
Customer receivables	$118.2	$79.8
Unbilled revenue	25.6	24.1
Amounts due from affiliates	1.3	3.0
Other	7.7	6.0
Allowance for credit losses	(8.9)	(6.1)
Total accounts receivable, net	$143.9	$106.8

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	8.9	3.8
Write-offs charged against allowance	(6.1)	(3.5)
Recoveries	—	0.6
Ending balance	$8.9	$1.8

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

Inventories
Inventories consist of materials and supplies as of September 30, 2025 and December 31, 2024.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2025 and 2024, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
AFUDC equity	$0.2	$1.4	$0.3	$5.4
AFUDC debt	$1.5	$1.8	$4.4	$6.3

AOCI / AOCL
The changes in the components of AOCI / AOCL during the nine months ended September 30, 2025 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2025	$10.4	$(15.7)	$(5.3)

Amounts reclassified from AOCI / AOCL to earnings	(0.6)	0.2	(0.4)
Reclassification of AOCI from sale of redeemable stock of subsidiaries	—	2.7	2.7
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	7.9	9.6	17.5
Balance as of September 30, 2025	$17.7	$(3.2)	$14.5

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Excise taxes collected	$13.7	$13.2	$38.0	$37.2

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
2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur:
1. Management has authorized and committed to funding the software project.
2. It is probable that the project will be completed and the software will be used to perform the function intended.
In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The two factors to consider in determining whether there is significant development uncertainty are whether:
1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing.
2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2. REGULATORY MATTERS

Ohio Legislation, AES Ohio ESPs and Smart Grid Plans

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (House Bill 15) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition and cash flows.

AES Ohio ESP Appeal

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. AES Ohio filed testimony with the PUCO proposing a refund of $1.6 million based on analysis by its external financial consultant. The PUCO commenced an evidentiary hearing on this issue on October 28, 2025, and a PUCO decision is pending.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of House Bill 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

Distribution Rate Cases

2024 Distribution Rate Case Application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “Settlement”) with various intervening parties and the Staff of the PUCO. The Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes:

•An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt.
•The net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio’s customer billing system upgrade. During the third quarter of 2025, AES Ohio recorded a net deferral of $8.4 million for previously recognized costs related to this recovery.

The Settlement is subject to, and conditioned upon, approval by the PUCO.

Multi-Year Reliability Plan

To comply with House Bill 15, AES Ohio has provided the PUCO with notice of its intent to file an application no earlier than November 10, 2025 to establish a Multi-Year Reliability Plan. This plan will describe the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application will also propose rates for future electric distribution service in 2027, 2028 and 2029.

Tax Savings Credit Rider

As a result of the TCJA and the resulting decrease of the federal corporate income tax rate, AES Ohio established a Tax Savings Credit Rider (TSCR) for the purpose of returning certain benefits of the TCJA to customers, which was approved by the PUCO in 2018 as part of a stipulation adopted by the PUCO in AES Ohio’s 2015 Distribution Rate Case. In November 2024, AES Ohio filed an application to update the TSCR to address an inadvertent normalization violation identified by the Company. On July 9, 2025, the PUCO approved AES Ohio’s application to update its TSCR to correct the inadvertent normalization violation through collection of $13.6 million from customers over twelve months, which became effective in August 2025.

3. FAIR VALUE

The fair value of our current financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4. Fair Value in Item 8. Financial Statements and Supplementary Data of our Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Net unrealized gains / (losses) (a)	$0.4	$0.4	$0.6	$0.7

(a)    These amounts are included in Other income / (expense), net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2025 or 2024.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of September 30, 2025				Fair value as of December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.7	$—	$—	$0.7	$0.4	$—	$—	$0.4
Mutual funds	7.5	—	—	7.5	7.6	—	—	7.6
Total assets	$8.2	$—	$—	$8.2	$8.0	$—	$—	$8.0

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,797.8	$—	$1,688.5	$16.5	$1,705.0	$1,840.0	$—	$1,692.4	$16.6	$1,709.0

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

The following tables provide information concerning gains recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	Interest	Interest	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCI	$17.9	$10.7	$10.4	$11.2
Net gains reclassified to earnings
Interest expense	(0.2)	(0.1)	(0.6)	(0.6)
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	—	—	7.9	—
Ending accumulated derivative gains in AOCI	$17.7	$10.6	$17.7	$10.6

Portion expected to be reclassified to earnings in the next twelve months			$(1.0)

5. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2025	2024
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	4.55%	2030	375.0	—
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.5	16.6
Unamortized deferred financing costs			(9.6)	(6.6)
Unamortized debt discounts			(2.5)	(2.1)
Total long-term debt at AES Ohio			1,384.4	1,012.9

DPL LLC debt
Senior unsecured notes	4.125%	2025	—	415.0
Senior unsecured notes	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(1.8)	(2.9)
Unamortized debt discounts			(0.4)	(0.6)
Total DPL consolidated long-term debt			1,797.8	1,840.0
Less: current portion			(0.2)	(414.4)
DPL consolidated long-term debt, net of current portion			$1,797.6	$1,425.6

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
(c)Note payable to related party.

Revolving Credit Agreement
AES Ohio entered into a third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of September 30, 2025 and December 31, 2024, the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $140.0 million, respectively.

Significant Transactions
In August 2025, AES Ohio issued $375 million aggregate principal amount of first mortgage bonds, 4.55% Series, due August 2030, pursuant to rule 144A and Regulation S under the Securities Act. The net proceeds from this offering were used to repay the $150 million 364-day term loan agreement, outstanding borrowings on the Credit Agreement, and for general corporate purposes.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. In August 2025, a portion of the net proceeds from the $375 million principal amount of first mortgage bonds, 4.55% Series, were used to repay the $150 million 364-day term loan agreement in full.

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

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2025, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of September 30, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Effective tax rate	46.2%	(267.9)%	45.7%	(24.9)%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, the amortization of a municipal tax shortage of AES Ohio, and the flowthrough of net tax expense related to the reversal of excess deferred taxes of AES Ohio. The net tax expense related to the reversal of excess deferred taxes increased in the third quarter of 2025 as a result of the flowthrough tax expense associated with the PUCO Order on the TSCR issued on July 9, 2025.

DPL's income tax expense for the nine months ended September 30, 2025 was calculated using the estimated annual effective income tax rate for 2025 of 45.6% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes for taxable corporations using a separate return method.

On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. As a result of the conversion, DPL LLC, Miami Valley Lighting, and AES Ohio Generation each became a disregarded single member LLC of AES for US federal income tax purposes and are no longer severally liable for taxes reported on the consolidated federal income tax return of AES for periods beginning after April 3, 2025. DPL LLC will no longer allocate income tax expense to disregarded single member LLCs and has derecognized the tax balances, including AOCI tax balances, of all disregarded single-member LLCs. The net tax liability of $28.1 million was transferred to AES and accounted for through equity effective April 3, 2025. However, DPL remains liable for taxes under its tax sharing agreement with AES.

7. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates that are still participants in the AES Ohio plans.

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Service cost	$0.5	$0.7	$1.6	$1.9
Interest cost	3.7	3.6	11.0	11.0
Expected return on plan assets	(3.9)	(3.7)	(11.8)	(11.1)
Amortization of unrecognized:
Prior service cost	0.2	0.2	0.7	0.7
Actuarial loss	0.8	0.5	2.4	1.6
Net periodic benefit cost	$1.3	$1.3	$3.9	$4.1

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Consolidated Statements of Operations.

There were $7.5 million in employer contributions during the nine month periods ended September 30, 2025 and 2024, respectively.

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

8. EQUITY

Transactions with Holders of Redeemable Stock of Subsidiaries
On April 4, 2025, DPL sold an aggregate indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $537.5 million, net of transaction costs on the Condensed Consolidated Balance Sheets. The shareholders' agreements contain certain redemption features that, while not currently in effect, are not solely in DPL's control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholders' agreements is remote, but would require redemption at fair value. Therefore, as of September 30, 2025, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. The transaction also resulted in reclassification of $2.7 million of pension related AOCL to Member's equity. As DPL maintained control after the transaction, AES Ohio continues to be consolidated by DPL.

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

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2025, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2025 and December 31, 2024.

Guarantees
In connection with the Closings described in Note 1. Overview and Summary of Significant Accounting Policies - Agreement to Sell Minority Interest in AES Ohio, DPL agreed to indemnify CDPQ related to certain matters as described in the Purchase Agreements. These matters primarily include any future losses from environmental claims or retirement obligations that could be raised with respect to our previously-owned and operated generation assets, and potential losses related to certain pending legal and regulatory proceedings. The maximum potential indemnification amount pertaining to the pending legal and regulatory proceedings is estimated to be $60.8 million, while the maximum potential indemnification amount pertaining to any future losses from environmental claims or retirement obligations cannot be reasonably estimated, as it is subject to, and will only be effective upon, the occurrence of future events. We believe the likelihood of any payments under these arrangements is remote, and the resulting fair value of these indemnifications is not material.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $43.7 million, of $892.2 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2025
Revenue from external customers	$292.3	$2.5	$—	$294.8
Intersegment revenue	0.4	1.1	(1.5)	—
Total revenue	292.7	3.6	(1.5)	294.8

Operating costs and expenses
Net purchased power	113.6	0.5	(0.4)	113.7
Operation and maintenance	70.4	1.5	(1.1)	70.8
Depreciation and amortization	29.4	0.4	—	29.8
Taxes other than income taxes	36.3	—	—	36.3
Interest expense, net	14.6	4.6	—	19.2
Other segment items (a)	0.6	(0.5)	—	0.1
Income / (loss) before income tax	27.8	(2.9)	—	24.9
Income tax expense / (benefit)	10.9	0.6	—	11.5
Net income / (loss)	$16.9	$(3.5)	$—	$13.4

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$98.6	$1.4	$—	$100.0

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2024
Revenue from external customers	$225.1	2.4	$—	$227.5
Intersegment revenue	0.3	1.2	(1.5)	—
Total revenue	225.4	3.6	(1.5)	227.5

Operating costs and expenses

Net purchased power	84.1	0.5	(0.3)	84.3
Operation and maintenance	66.3	1.8	(1.2)	66.9
Depreciation and amortization	25.2	0.5	—	25.7
Taxes other than income taxes	28.1	—	—	28.1
Interest expense, net	11.8	9.3	—	21.1
Other segment items (a)	(0.7)	(0.7)	—	(1.4)
Income / (loss) before income tax	10.6	(7.8)	—	2.8
Income tax expense / (benefit)	(1.9)	(5.6)	—	(7.5)
Net income / (loss)	$12.5	$(2.2)	$—	$10.3

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$161.5	$0.1	$—	$161.6

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2025
Revenue from external customers	$771.5	$7.5	$—	$779.0
Intersegment revenue	0.9	3.5	(4.4)	—
Total revenue	772.4	11.0	(4.4)	779.0

Operating costs and expenses
Net purchased power	290.9	1.6	(0.9)	291.6
Operation and maintenance	199.1	6.2	(3.5)	201.8
Depreciation and amortization	87.2	1.4	—	88.6
Taxes other than income taxes	100.2	0.2	—	100.4
Interest expense, net	43.0	20.0	—	63.0
Other segment items (a)	2.3	(2.6)	—	(0.3)
Income / (loss) before income tax	49.7	(15.8)	—	33.9
Income tax expense / (benefit)	16.6	(1.1)	—	15.5
Net income / (loss)	$33.1	$(14.7)	$—	$18.4

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$256.1	$2.2	$—	$258.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2024
Revenue from external customers	$655.9	$7.2	$—	$663.1
Intersegment revenue	0.7	3.7	(4.4)	—
Total revenue	656.6	10.9	(4.4)	663.1

Operating costs and expenses
Net purchased power	242.8	1.4	(0.7)	243.5
Operation and maintenance	187.8	4.8	(3.7)	188.9
Depreciation and amortization	68.0	1.4	—	69.4
Taxes other than income taxes	84.2	0.2	—	84.4
Interest expense, net	34.7	27.7	(0.2)	62.2
Other segment items(a)	(2.1)	(1.9)	0.2	(3.8)
Income / (loss) before income tax	41.2	(22.7)	—	18.5
Income tax expense / (benefit)	4.2	(8.8)	—	(4.6)
Net income / (loss)	$37.0	$(13.9)	$—	$23.1

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$449.6	$1.1	$—	$450.7

Total Assets ($ in millions)	September 30, 2025	December 31, 2024
Utility	$3,531.9	$3,355.2
All Other (a)	57.5	62.2
DPL Consolidated	$3,589.4	$3,417.4

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

DPL's revenue from contracts with customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Revenue from contracts with customers	$289.2	$224.3	$765.2	$654.7

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2025 and 2024:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$153.2	$—	$—	$153.2
Commercial revenue	54.5	—	—	54.5
Industrial revenue	20.7	—	—	20.7
Governmental revenue	9.2	—	—	9.2
Other (a)	3.6	—	—	3.6
Total retail revenue from contracts with customers	241.2	—	—	241.2
Wholesale revenue
Wholesale revenue from contracts with customers	6.4	—	(0.2)	6.2
RTO ancillary revenue	37.1	—	—	37.1
Capacity revenue	2.2	—	—	2.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	5.8	1.1	(1.3)	5.6
Total revenue	$292.7	$3.6	$(1.5)	$294.8

	Three Months Ended September 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$120.9	$—	$—	$120.9
Commercial revenue	41.9	—	—	41.9
Industrial revenue	17.4	—	—	17.4
Governmental revenue	7.4	—	—	7.4
Other (a)	2.7	—	—	2.7
Total retail revenue from contracts with customers	190.3	—	—	190.3
Other retail revenue	—	—	—	—

$ in millions	Utility	Other	Adjustments and Eliminations	Total
Wholesale revenue
Wholesale revenue from contracts with customers	4.5	—	(0.2)	4.3
RTO ancillary revenue	27.0	—	—	27.0
Capacity revenue	0.3	—	—	0.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	3.3	1.2	(1.3)	3.2
Total revenue	$225.4	$3.6	$(1.5)	$227.5

	Nine months ended September 30, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$395.6	$—	$—	$395.6
Commercial revenue	138.3	—	—	138.3
Industrial revenue	54.5	—	—	54.5
Governmental revenue	23.4	—	—	23.4
Other (a)	8.6	—	—	8.6
Total retail revenue from contracts with customers	620.4	—	—	620.4
Wholesale revenue
Wholesale revenue from contracts with customers	20.9	—	(0.8)	20.1
RTO ancillary revenue	113.9	0.1	—	114.0
Capacity revenue	3.3	—	—	3.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.4	—	7.4
Other miscellaneous revenue	13.9	3.5	(3.6)	13.8
Total revenue	$772.4	$11.0	$(4.4)	$779.0

	Nine months ended September 30, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$347.1	$—	$—	$347.1
Commercial revenue	120.5	—	—	120.5
Industrial revenue	50.1	—	—	50.1
Governmental revenue	19.5	—	—	19.5
Other (a)	9.0	—	—	9.0
Total retail revenue from contracts with customers	546.2	—	—	546.2
Wholesale revenue
Wholesale revenue from contracts with customers	12.3	—	(0.7)	11.6
RTO ancillary revenue	89.0	—	—	89.0
Capacity revenue	0.7	—	—	0.7
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.2	—	7.2
Other miscellaneous revenue	8.4	3.7	(3.7)	8.4
Total revenue	$656.6	$10.9	$(4.4)	$663.1

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	September 30, 2025	December 31, 2024
Receivables from contracts with customers	$143.8	$103.9

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, DPL's results for the three months ended September 30, 2025, reflect an increase in income before income tax of $22.1 million, or 789.3%, as well as an increase in net income of $3.1 million, or 30.1%, and, for the nine months ended September 30, 2025, reflect an increase in income before income tax of $15.4 million, or 83.2%, as well as a decrease in net income of $4.7 million, or 20.3%, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase due to higher transmission revenue driven by an increase in transmission investments	$10.1	$25.0
Increase due to PUCO Order on the TSCR issued in July 2025	13.0	13.0
Increase due to higher DIR revenues	1.8	11.5
Increase from deferral of one-time costs supporting the implementation of AES Ohio's customer billing system upgrade, following the 2024 Distribution Rate Case settlement	10.8	10.8
Increase in retail margin due to higher volumes driven by weather and higher retail demand	3.7	5.4
Decrease due to higher depreciation and amortization driven by assets placed in service	(4.1)	(19.2)
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(8.2)	(16.0)
Decrease due to higher expected credit losses	(4.5)	(5.7)
Decrease due to lower AFUDC equity	(1.2)	(5.1)
Other	0.7	(4.3)
Net change in income before income tax	22.1	15.4
Net change in income tax expense driven by higher pre-tax income, the tax effects associated with the PUCO Order on the TSCR issued in July 2025 and the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, partially offset by an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio	(19.0)	(20.1)
Net change in net income	$3.1	$(4.7)

RESULTS OF OPERATIONS

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2025	2024	$ change	% change	2025	2024	$ change	% change
REVENUE:
Retail	$241.2	$190.3	$50.9	26.7%	$620.4	$546.2	$74.2	13.6%
Wholesale	6.2	4.3	1.9	44.2%	20.1	11.6	8.5	73.3%
RTO ancillary	37.1	27.0	10.1	37.4%	114.0	89.0	25.0	28.1%
Capacity revenue	2.2	0.3	1.9	633.3%	3.3	0.7	2.6	371.4%
Miscellaneous revenue	8.1	5.6	2.5	44.6%	21.2	15.6	5.6	35.9%
Total revenue	294.8	227.5	67.3	29.6%	779.0	663.1	115.9	17.5%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	68.4	52.7	15.7	29.8%	184.5	172.0	12.5	7.3%
RTO charges	45.3	31.6	13.7	43.4%	107.1	71.5	35.6	49.8%
Net purchased power	113.7	84.3	29.4	34.9%	291.6	243.5	48.1	19.8%
Operation and maintenance	70.8	66.9	3.9	5.8%	201.8	188.9	12.9	6.8%
Depreciation and amortization	29.8	25.7	4.1	16.0%	88.6	69.4	19.2	27.7%
Taxes other than income taxes	36.3	28.1	8.2	29.2%	100.4	84.4	16.0	19.0%
Loss on asset disposal	—	—	—	—%	—	1.3	(1.3)	(100.0)%
Total operating costs and expenses	250.6	205.0	45.6	22.2%	682.4	587.5	94.9	16.2%

OPERATING INCOME	44.2	22.5	21.7	96.4%	96.6	75.6	21.0	27.8%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(19.2)	(21.1)	1.9	(9.0)%	(63.0)	(62.2)	(0.8)	1.3%
Other income / (expense), net	(0.1)	1.4	(1.5)	(107.1)%	0.3	5.1	(4.8)	(94.1)%
Total other expense, net	(19.3)	(19.7)	0.4	(2.0)%	(62.7)	(57.1)	(5.6)	9.8%

INCOME BEFORE INCOME TAX (a)	24.9	2.8	22.1	789.3%	33.9	18.5	15.4	83.2%

Income tax expense / (benefit)	11.5	(7.5)	19.0	(253.3)%	15.5	(4.6)	20.1	(437.0)%

NET INCOME (a)	13.4	10.3	3.1	30.1%	18.4	23.1	(4.7)	(20.3)%
Less: Net income attributable to redeemable stock of subsidiaries	(5.1)	—	(5.1)	—%	(6.7)	—	(6.7)	—%
NET INCOME ATTRIBUTABLE TO DPL LLC	$8.3	$10.3	$(2.0)	(19.4)%	$11.7	$23.1	$(11.4)	(49.4)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2025	2024	change	% change	2025	2024	change	% change
Actual
Heating degree-days	41	18	23	127.8%	3,264	2,627	637	24.2%
Cooling degree-days	744	815	(71)	(8.7)%	1,124	1,258	(134)	(10.7)%

30-year average (b)
Heating degree-days	67	68			3,384	3,389
Cooling degree-days	689	691			1,004	1,003

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's and AES Ohio electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended				Nine months ended
	September 30,				September 30,
kWh sales (in millions):	2025	2024	change	% change	2025	2024	change	% change
Retail electric sales (a)
Residential	1,472	1,456	16	1.1%	4,183	4,076	107	2.6%
Commercial	1,054	1,003	51	5.1%	2,845	2,782	63	2.3%
Industrial	981	925	56	6.1%	2,748	2,716	32	1.2%
Governmental	355	330	25	7.6%	927	916	11	1.2%
Other	9	13	(4)	(30.8)%	27	33	(6)	(18.2)%
Total retail electric sales	3,871	3,727	144	3.9%	10,730	10,523	207	2.0%
Wholesale electric sales (b)	128	120	8	6.7%	408	345	63	18.3%
Total electric sales	3,999	3,847	152	4.0%	11,138	10,868	270	2.5%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 583 kWh and 487 kWh for the three months ended and 1,620 kWh and 1,481 kWh for the nine months ended September 30, 2025 and 2024, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three and nine months ended September 30, 2025 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
5.0%
1.1%
3.7%
5.1%
9.7%
6.1%
1.2%
6.1%
5.5%
3.9%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized QTD
2025 vs. 2024 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
0.9%
2.6%
(0.1)%
2.3%
2.7%
1.2%
(0.7)%
0.5%
1.0%
2.0%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized YTD
2025 vs. 2024 Actual YTD

During the three months ended September 30, 2025, revenue increased $67.3 million to $294.8 million compared to $227.5 million in the same period of the prior year, and, during the nine months ended September 30, 2025, revenue increased $115.9 million to $779.0 million compared to $663.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$15.8	$37.6
Increase in the TSCR	13.0	13.0
Increase in the DIR	1.8	11.5
Increase in the PRO	4.0	7.8
Increase / (decrease) in the Competitive Bid Revenue Rider Rate	5.4	(15.2)
Other	(4.7)	(1.5)
Net change in retail rate	35.3	53.2

Volume
Increase in volume primarily due to higher retail SSO load, along with weather and demand versus the comparable period	14.9	21.6
Net change in retail volume	14.9	21.6

Other miscellaneous	0.7	(0.6)
Net retail change	50.9	74.2

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	1.9	8.5

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	12.0	27.6

Other
Miscellaneous revenue	2.5	5.6
Net change in revenue	$67.3	$115.9

Net Purchased Power
During the three months ended September 30, 2025, net purchased power increased $29.4 million to $113.7 million compared to $84.3 million in the same period of the prior year, and, during the nine months ended September 30, 2025, net purchased power increased $48.1 million to $291.6 million compared to $243.5 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Net purchased power
Purchased power
Increase / (decrease) primarily due to higher / (lower) prices in the competitive bid process	$4.2	$(16.9)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand versus the comparable period	11.6	29.4
Total purchased power change	15.8	12.5

RTO charges
Increase primarily due to increase in TCRR rates	13.6	35.6
Net change in purchased power	$29.4	$48.1

Operation and Maintenance
During the three and nine months ended September 30, 2025, Operation and maintenance expense increased $3.9 million and $12.9 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase due to higher expected credit losses	$4.5	$5.7
Increase in USF rider (a)	1.8	4.7
Other	(2.4)	2.5
Net change in operation and maintenance expense	$3.9	$12.9

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the three and nine months ended September 30, 2025, Depreciation and amortization increased $4.1 million and $19.2 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2025, Taxes other than income taxes increased $8.2 million and $16.0 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure plan, net of regulatory deferrals.

Interest Expense, Net
During the three months ended September 30, 2025, Interest expense, net decreased $1.9 million, compared to the same period in the prior year primarily due to redemption of the 2025 DPL Notes in May 2025, offset by higher outstanding debt balances at AES Ohio versus the comparable period in the prior year.

During the nine months ended September 30, 2025, Interest expense, net increased $0.8 million compared to the same period in the prior year, primarily due to higher outstanding debt balances at AES Ohio versus the comparable period in the prior year, partially offset by redemption of the 2025 DPL Notes in May 2025.

Other Income / (Expense), Net
During the three and nine months ended September 30, 2025, Other income / (expense), net decreased $1.5 million and $4.8 milion, respectively, compared to the same period in the prior year, primarily due to lower AFUDC equity.

Income Tax Expense / (Benefit)

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2025	2024	change	% change	2025	2024	change	% change
Income tax expense / (benefit)	11.5	(7.5)	19.0	(253.3)%	15.5	(4.6)	20.1	(437.0)%

The increases in income tax expense / (benefit) of $19.0 million and $20.1 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were primarily driven by the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, an increase in the net tax expense related to the reversal of excess deferred taxes as a result of the flowthrough tax expense associated with the PUCO Order on the TSCR issued on July 9, 2025, a decrease in the tax benefit related to AFUDC equity of AES Ohio, and lower pre-tax income in the prior year.

See Note 6. Income Taxes in DPL's Condensed Consolidated Financial Statements for further discussion.

Net Income Attributable to Redeemable Stock of Subsidiaries
The increase in Net Income attributable to redeemable stock of subsidiaries of $5.1 million and $6.7 million for the three and nine months ended September 30, 2025, respectively, relates to the sale of an indirect minority interest in AES Ohio in April 2025. See Note 1. Overview and Summary of Significant Accounting Policies - “Agreement to Sell Minority Interest in AES Ohio” in DPL's Condensed Consolidated Financial Statements for further discussion.

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

Operational

Customer Information and Billing System Implementation

During the third quarter of 2024, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted, which has resulted in a higher allowance for credit losses as of September 30, 2025. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

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

On July 4, 2025, the United States enacted H.R. 1 (the “2025 Act”). The legislation included amendments to, and extensions of, various U.S. corporate income tax provisions, which may impact our effective tax rate in future periods. However, the impact to the effective tax rate is not expected to be material. Our interpretation of the 2025 Act may change as the U.S. Treasury and the IRS issue additional guidance.

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

Regulatory

DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2024 Form 10-K and Forms 10-Q previously filed with the SEC during 2025 describe other regulatory matters, which have not materially changed since those filings.

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (House Bill 15) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition and cash flows.

AES Ohio ESP Appeal and Smart Grid Comprehensive Settlement

The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Additionally, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the Smart Grid Comprehensive Settlement as it relates to the 2018 and 2019 SEET. Oral arguments regarding these appeals were held in April 2025, and on August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the

PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. AES Ohio filed testimony with the PUCO proposing a refund of $1.6 million based on analysis by its external financial consultant. The PUCO commenced an evidentiary hearing on this issue October 28, 2025, and a PUCO decision is pending. The appeal concerning the PUCO's decision approving the reversion to ESP 1 remains pending at the Ohio Supreme Court.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of House Bill 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

2024 Distribution Rate Case Application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “Settlement”) with various intervening parties and the Staff of the PUCO. The Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes:

•An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt.
•The net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio’s customer billing system upgrade. During the third quarter of 2025, AES Ohio recorded a net deferral of $8.4 million for previously recognized costs related to this recovery.

The Settlement is subject to, and conditioned upon, approval by the PUCO.

Multi-Year Reliability Plan

To comply with House Bill 15, AES Ohio has provided the PUCO with notice of its intent to file an application no earlier than November 10, 2025 to establish a Multi-Year Reliability Plan. This plan will describe the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application will also propose rates for future electric distribution service in 2027, 2028 and 2029.

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

On May 8, 2024, the EPA published final revisions to the CCR Rule, which were effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the U. S. Supreme Court, which was denied by the court on December 11, 2024. On July 22, 2025, EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. On September 4, 2025, EPA withdrew the direct final rule due to receipt of adverse comment. It is too early to determine any potential impact from the July 22, 2025 proposed revisions to the CCR Rule.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL had unrestricted cash and cash equivalents of $109.6 million as of September 30, 2025. At that date, DPL did not have any short-term investments. DPL had aggregate principal amounts of long-term debt outstanding of $1,812.1 million as of September 30, 2025.

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

Cash Flow Analysis

The following table summarizes the cash flows:

	Nine months ended September 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$72.6	$93.6	$(21.0)
Net cash used in investing activities	(267.2)	(473.4)	206.2
Net cash provided by financing activities	250.2	379.8	(129.6)
Net increase in cash, cash equivalents and restricted cash	55.6	—	55.6
Balance at beginning of period	54.1	41.1	13.0
Cash, cash equivalents and restricted cash at end of period	$109.7	$41.1	$68.6

The following cash flow review compares the cash flows for the nine months ended September 30, 2025 to the cash flows for the nine months ended September 30, 2024.

Operating activities

	Nine months ended September 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net income	$18.4	$23.1	$(4.7)
Depreciation and amortization	88.6	69.4	19.2
Deferred income taxes	19.4	11.6	7.8
Other adjustments to net income	1.9	(1.5)	3.4
Net income, adjusted for non-cash items	128.3	102.6	25.7
Net change in operating assets and liabilities and other	(55.7)	(9.0)	(46.7)
Net cash (used in) provided by operating activities	$72.6	$93.6	$(21.0)

The net change in operating assets and liabilities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to the timing of invoices and payments	$(31.0)
Decrease from higher net accounts receivable driven by timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	(28.2)
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	8.7
Other	3.8
Net change in operating assets and liabilities and other	$(46.7)

Investing activities
Net cash used in investing activities decreased $206.2 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:

$ in millions	$ Change
Lower capital expenditures on AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods and lower digital related investment due to the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	$192.4
Lower cost of removal payments	13.4
Other	0.4
Net change in investing activities	$206.2

Financing activities
Net cash provided by financing activities decreased $129.6 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to redemption of 2025 DPL Notes	$(415.0)
Decrease due to issuance of short-term debt in the prior year, which was repaid in the current year	(300.0)
Decrease due to lower equity contributions from parent in the comparable periods	(200.0)
Decrease due to higher net repayments on AES Ohio's revolving credit facility	(170.0)
Increase due to sale of redeemable stock of subsidiaries	540.6
Increase due to higher issuances of long-term debt at AES Ohio	375.0
Increase due to contributions from holders of redeemable stock of subsidiaries	45.0
Other	(5.2)
Net change in financing activities	$(129.6)

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

At September 30, 2025, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2025
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$350.0

For the AES Ohio Credit Agreement, as of September 30, 2025, there were $0.0 million in borrowings under the facility, with the remaining $350.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost up to $1.4 billion, and includes estimates as follows:

$ in millions	2025	2026	2027	For the three-year period from 2025 through 2027
Distribution-related additions, improvements and extensions	$168.0	$147.0	$197.0	$512.0
Transmission-related additions and improvements	164.0	328.0	328.0	820.0
Smart Grid Phase 1 improvements and additions	35.0	—	—	35.0
Other	18.0	10.0	10.0	38.0
Total for AES Ohio	385.0	485.0	535.0	1,405.0

Other subsidiaries	3.0	4.0	4.0	11.0
Total for DPL	$388.0	$489.0	$539.0	$1,416.0

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. With the recent enactment of House Bill 15, AES Ohio withdrew its Smart Grid Phase 2 Application and is currently reevaluating its capital expenditure programs. AES Ohio intends to file an application no earlier than November 10, 2025, to establish a Multi-Year Reliability Plan including investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See more information in Note 2. Regulatory Matters of DPL's Condensed Consolidated Financial Statements.

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

Debt ratings	DPL Rating	AES Ohio Rating	Outlook
Fitch Ratings	BB+ (a)	BBB+ (b)	Stable
Moody's Investors Service, Inc.	Ba1 (a)	Baa1 (b)	Stable
Standard & Poor's Financial Services LLC	BB+ (a)	BBB+ (b)	Stable

Credit ratings	DPL Rating	AES Ohio Rating	Outlook
Fitch Ratings	BB+	BBB-	Stable
Moody's Investors Service, Inc.	Ba1	Baa3	Stable
Standard & Poor's Financial Services LLC	BB+	BBB-	Stable

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2024 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2024 and Forms 10-Q for the quarters ended March 31, and June 30, 2025, and the Notes to DPL’s Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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
4.1
Fifty-Sixth Supplemental Indenture between AES Ohio and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated August 19, 2025, relating to the 4.550% First Mortgage Bonds due 2030 (including the form of Bond attached as an exhibit thereto)
Exhibit 4.1 to Report on 8-K filed on August 19, 2025 (File No. 1-9052)
10.1	Stipulation and Recommendation dated August 13, 2025.	Exhibit 10.1 to Report on 8-K dated August 13, 2025 (File No. 1-9052)
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL LLC
(Registrant)

Date:	November 4, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer and Acting Principal Accounting Officer