Form 10-K
period 2025-12-31
DPL LLC
filed 2026-03-02
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9052

DPL LLC
(Exact name of registrant as specified in its charter)

Ohio	31-1163136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 Woodman Drive
Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(937) 259-7215

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☑	No	☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☑

(The registrant is a voluntary filer. The registrant has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

All of the outstanding limited liability membership interests of DPL LLC are indirectly owned by The AES Corporation.

Documents incorporated by reference: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025

GLOSSARY OF TERMS
The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
401(k) Plans
AES Ohio sponsors two defined contribution plans, The Dayton Power and Light Company Employee Savings Plan and The Dayton Power and Light Company Savings Plan for Collective Bargaining Employees. Effective December 31, 2024, non-union participants hired after December 31, 2010, in the AES Ohio non-union 401(k) plan were frozen regarding the AES Ohio non-union 401(k) plan and became eligible for The AES Corporation Retirement Savings Plan (“RSP”).

AES	The AES Corporation - a global energy company, the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Third Amended and Restated Credit Agreement, dated as of March 25, 2025
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owned and operated generation facilities from which it made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	FASB Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
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

CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CDPQ	Caisse de dépôt et placement du Québec
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPR	Customer Program Rider
CRES	Competitive Retail Electric Service - In Ohio, generation service is competitive and all customers can elect to contract with a CRES provider to receive their generation service.
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act - a federal law that regulates discharges of pollutants into the water of the United States and establishes quality standards for surface waters
DIR	Distribution Investment Rider
DPL
DPL LLC and its subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the “Conversion”). Upon the Conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.

DP&L
The Dayton Power and Light Company - the principal indirect subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL and does business as AES Ohio.

EER	Energy Efficiency Rider
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
EPA	U. S. Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
The ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its ESP 3 Application, the PUCO approved AES Ohio's request to revert to rates based on its ESP 1 rate plan, effective December 19, 2019. This ESP was superseded by ESP 4, which was approved on August 9, 2023.

ESP 3	AES Ohio's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This ESP 3 was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan.
ESP 4	AES Ohio's ESP filed September 26, 2022. The PUCO approved this ESP on August 9, 2023.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
First and Refunding Mortgage	AES Ohio’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025

Term	Definition
GHG	Greenhouse gas - air pollutants largely emitted from combustion
IIR	Infrastructure Investment Rider
kWh	Kilowatt hour
LGR	Legacy Generation Resource Rider
Master Trust	AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MVIC	Miami Valley Insurance Company is a wholly-owned subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC
North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid

Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NPDES	National Pollutant Discharge Elimination System
O&M	Operation and Maintenance
OAQDA	Ohio Air Quality Development Authority
OCC	The Ohio Consumers' Counsel - The OCC is the statewide legal representative for Ohio’s Residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings.
OCI	Other Comprehensive Income
OSHA	The U.S. Occupational Safety and Health Administration
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM
PJM Interconnection, LLC, an RTO - AES Ohio is required by statute to be a member of an RTO and is currently a member of PJM, which coordinates the reliability and transmission operations of the bulk power system and operates wholesale energy and ancillary markets across 13 states and the District of Columbia.

PRO	Proactive Reliability Optimization Rider
PRP
Potentially Responsible Party - a PRP is considered by the EPA to be potentially responsible for ground contamination and the EPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money

PUCO	Public Utilities Commission of Ohio - The Commission regulates AES Ohio as it relates to the retail rates, tariffs and utility service to its customers.
RCR	Regulatory Compliance Rider
RSC	Rate Stabilization Charge
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to certain AES U.S. companies including DPL and AES Ohio
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
SOFR	Secured Overnight Financing Rate
SOR	Standard Offer Rate Tariff
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
SCRR	Storm Cost Recovery Rider
T&D
Transmission and Distribution - Transmission relates to long distance transmission of electricity under FERC jurisdiction, and Distribution relates to local distribution of electricity under PUCO jurisdiction

TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025

Term	Definition
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
WPAFB	Wright-Patterson Air Force Base

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
PART I

Throughout this report, the terms the “Company”, “we”, “us”, “our” and “ours” are used to refer to DPL and its subsidiaries, respectively and altogether, unless the context indicates otherwise.

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
•performance of our suppliers contracts by our contract counterparties, including suppliers or customers;
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
▪our ability to maintain adequate insurance;
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
▪data privacy;
▪the use of derivative contracts;
▪our ability to maintain effective control over financial reporting

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
▪the risks and other factors discussed in this report and other DPL filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A. - Risk Factors in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

ITEM 1. BUSINESS

OVERVIEW

DPL is a holding company organized in 1985 under the laws of Ohio. DPL has three primary subsidiaries: AES Ohio, MVIC and Miami Valley Lighting. Substantially all of DPL’s business consists of the transmission, distribution and sale of electric energy conducted through its principal indirect subsidiary, AES Ohio. DPL manages its business through one reportable operating segment, the Utility segment. All of our operations are conducted within the U.S. and principally within the state of Ohio. See Note 12. Business Segments to the Financial Statements of this Annual Report on Form 10-K for more information regarding DPL’s reportable segment.

AES Ohio is a public utility providing electric transmission and distribution services in West Central Ohio. AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders. AES Ohio also has a 4.9% interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined nameplate generation capacity of 2,390 MW. AES Ohio’s share of this generation capacity is 117 MW. AES Ohio does not have any subsidiaries.

MVIC is our captive insurance company that provides insurance services to AES Ohio and our other subsidiaries, and Miami Valley Lighting provides street and outdoor lighting services to customers in the Dayton region. DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

For more information on DPL's primary subsidiaries, see Note 1. Overview and Summary of Significant Accounting Policies to the Financial Statements of this Annual Report on Form 10-K.

HUMAN CAPITAL MANAGEMENT

DPL's employees are essential to delivering and maintaining reliable service to our customers. DPL and its subsidiaries employed 721 people (681 full-time) at December 31, 2025, all of whom were employed by AES Ohio. Approximately 64% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2026.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

We work with the Safety Management System (“SMS”), a global safety standard that applies to all AES employees and employees of AES subsidiaries, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment and performance of periodic integrated environmental, health and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard. Our safety performance is also measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.
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

We support employee development offering a wide variety of self guided virtual learning opportunities as well as rotational programs and in person trainings for individual contributors and people leaders designed to close skill gaps identified in our Talent Dialogues. We leverage analytics from Workday and assessment tools to inform succession planning and leadership readiness. We also offer financial support for employees pursuing education to enhance job-related skills and career potential.

Our human resource talent practices are designed to align with strategic priorities and empower our people to lead the energy transition. We believe that our individual differences and collaboration make us stronger. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Global Leadership Team.
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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies including, among other companies, DPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses. See Note 11. Related Party Transactions.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

REGULATION AND MARKET STRUCTURE

Retail Rate Regulation
AES Ohio's distribution service to all retail customers, as well as the provisions of its SSO service, are regulated by the PUCO. In addition, certain costs are considered to be non-bypassable and are therefore assessed to all AES Ohio retail customers, under the regulatory authority of the PUCO, regardless of the customer’s retail electric supplier. AES Ohio's transmission rates are subject to regulation by the FERC under the Federal Power Act.

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

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that such matters relate to the costs associated with the provision of public utility service. Based on existing PUCO and FERC authorization, regulatory assets and liabilities are recorded on the balance sheets of DPL.

For additional discussion of the regulatory environment related to our business, see the discussion in Note 2. Regulatory Matters of the Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference herein.

Ohio Retail Rates
AES Ohio rates for transmission and distribution electric service currently remain in line with the Ohio investor-owned utilities.

On September 26, 2022, AES Ohio filed its latest ESP (“ESP 4”) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide safeguards for price stability and continue investments in local economic development. On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “ESP 4 Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO issued their opinion and order accepting the ESP 4 Settlement as filed. AES Ohio is currently operating under this ESP 4 until its expiration, which was extended to May 31, 2027 based on House Bill 15, unless superseded by a Commission-approved Three-Year Rate Plan and MRO.

On November 29, 2024, AES Ohio filed a distribution rate case application with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application was based on a date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “2024 DRC Settlement”) with various intervening parties and the Staff of the PUCO and on November 5, 2025, the PUCO issued their opinion and order accepting the 2024 DRC Settlement as filed. Updated customer rates and charges became effective on November 6, 2025. The 2024 DRC Settlement provides for updated base rates for electric distribution service

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
customers in our service territory and among other matters includes: (i) an increase to our annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the DIR and (ii) a return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt.

To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a Three-Year Rate Plan. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028 and 2029. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.

Ohio law and the PUCO rules contain targets relating to renewable energy standards. AES Ohio is currently in full compliance with renewable energy standards and recovers the costs of its compliance with Ohio renewable energy standards through its Standard Offer Rate Tariff, which is reviewed and audited by the PUCO.

The costs associated with providing wholesale transmission service, wholesale electric sales and ancillary services are subject to FERC jurisdiction. AES Ohio uses a formula-based rate for its transmission service.

As a member of PJM, AES Ohio also receives revenue from the RTO related to AES Ohio’s transmission assets and incurs costs associated with its load obligations for retail customers. Ohio law includes a provision that allows Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits. AES Ohio continues to recover non-market-based transmission and ancillary costs through its non-bypassable Transmission Cost Recovery Rider.

For more information regarding AES Ohio's ESP 4 and distribution rate cases and other regulatory items, see Note 2. Regulatory Matters of the Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities were required to join an RTO. AES Ohio is a member of the PJM RTO. The role of the RTO is to administer a competitive wholesale market for electricity and ensure reliability of the transmission grid. PJM ensures the reliability of the high-voltage electric power system serving more than 67 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time, we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. We cannot assure that they will be successful in defending against any claim of noncompliance. However, we do not believe any currently open environmental investigations will result in fines material to our results of operations, financial condition and cash flows.

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

Environmental Matters Related to Air Quality
As a result of the exit of our generation business in prior years, the following environmental matters, regulations and requirements are not expected to have a material impact on our business:
•the CAA and the following regulations:
◦CSAPR and associated updates;
◦MATS and any associated regulatory or judicial processes;
◦NAAQS; and
◦Greenhouse gas regulations established under CAA Section 111(d) for EGUs.

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds
As a result of the exit of our generation business in prior years, the following environmental matters, regulations and requirements are not expected to have a material impact on our business (although certain other requirements related to water quality, waste disposal and ash ponds are discussed further below):
•water intake regulations, including those finalized by the EPA on May 19, 2014;
•revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the EPA on November 3, 2015 (and subsequently revised) and commonly referred to as the ELG rules; and

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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
Regulation of Waste Disposal
In 2002, AES Ohio and other parties received a special notice that the EPA considered AES Ohio to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the South Dayton Dump (“Landfill”). Several of the parties voluntarily accepted some of the responsibility for contamination at the Landfill and, in May 2010, three of those parties, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation (together, the “PRP Group”), filed a civil complaint in Ohio federal court (the “District Court”) against AES Ohio and numerous other defendants, alleging that the defendants contributed to the contamination at the Landfill and were liable for contribution to the PRP group for costs associated with the investigation and remediation of the site.
While AES Ohio was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the EPA relating to vapor intrusion and again filed suit against AES Ohio and other defendants. Plaintiffs also added an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill, potentially including undefined areas outside the original dump footprint, to the vapor intrusion proceeding. The 2013 vapor intrusion ASAOC was settled in 2020, but the 2016 ASAOC remains to be adjudicated. A final resolution of this matter is expected to occur in stages, including (i) a trial to determine the entities liable for the investigation of the site, currently set to commence in April 2026, (ii) a trial to allocate the costs of the investigation among the liable parties, once the site investigation is completed, and (iii) a proceeding to determine the Parties responsible for the cost of any subsequent remediation, following the EPA's acceptance of a remediation plan. While AES Ohio is unable to predict the outcome of these matters, if AES Ohio were required to contribute to the clean-up of the site, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Regulation of CCR
On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (the “CCR Rule”). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act (the “WIIN Act”), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC.

On May 8, 2024, the EPA published final revisions to the CCR Rule, which were effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges. On February 10, 2026, EPA published a final rule extending certain deadlines for CCR management units associated with its May 8, 2024 revisions to the CCR Rule.

The CCR Rule, current or proposed amendments to, or EPA interpretations of, the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.
Clean Water Act - Regulation of Water Discharge
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a Clean Water Act permit is required when pollutants originate from a point source but are

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
conveyed to navigable waters through a nonpoint source such as groundwater. The U.S. Supreme Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to the determination of “functional equivalent” are ongoing in various jurisdictions. On November 27, 2023, the EPA issued draft guidance regarding functional equivalent discharge addressing how the Supreme Court decision would be applied to the NPDES permit program as it relates to functional equivalent discharge. However, in February 2025, EPA pulled back the guidance before it cleared the Office of Management and Budget. It is too early to determine whether the Supreme Court decision or the result of litigation related to “functional equivalent” may have a material adverse effect on our results of operations, financial condition and cash flows.

The concept of “Waters of the U.S.” (“WOTUS”) defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (the “Agencies”) to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the “Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025, the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters of the U.S. may have a material adverse effect on our results of operations, financial condition and cash flows.
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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. Following prior withdrawal and rejoining, on January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has and continues to gather annually for the Conference to the Parties on the UN Framework Convention on Climate.

HOW TO CONTACT DPL AND SOURCES OF OTHER INFORMATION
Our principal offices are located at 1065 Woodman Drive, Dayton, Ohio 45432, and our telephone number is (937) 259-7215.

We encourage investors, the media, our customers and others interested in DPL to review the information we post at www.aes-ohio.com. None of the information on our website is incorporated into, or deemed to be a part of, this

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
Annual Report on Form 10-K or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only. The SEC maintains an internet website that contains this report and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in this item include risks associated with our operations, governmental regulation and laws and our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in Item 8. – Financial Statements and Supplementary Data and more information in Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face.

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

Our transmission and distribution system is subject to operational, reliability, capacity and development risks.

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, equipment or process failure, catastrophic events, such as fires and/or explosions, facility outages, labor disputes, accidents or injuries, operator error or inoperability of key infrastructure internal or external to us and events occurring on third party systems that interconnect to and affect our system. The failure of our transmission and distribution system to fully operate and deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adoption of new products and services that require increased levels of electrical energy, including data centers, cannot be predicted and could result in insufficient transmission and distribution system capacity timely enough to accommodate the potential increased demand. We are in various stages of developing and constructing additional transmission projects requiring extensive capital expenditures. Successful completion of the development of these projects is subject to various risks, including risks relating to financing, procurement, engineering and construction, and regulatory approvals. If a project does not proceed, we may retain certain liabilities or undertake costs that may not be recoverable. Also, as a result of the above risks and other potential risks and hazards associated with transmission and distribution operations, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Further, any increased costs or adverse changes in the insurance markets may cause delays or inability in maintaining insurance coverage on terms similar to those presently available to us or at all. A successful claim for which we are not fully insured could have a material adverse effect on our results of operations, financial condition and cash flows.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

Non-market-based RTO-related charges are being recovered from all retail customers through the TCRR. If in the future, however, we are unable to recover all of these costs in a timely manner this could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory. PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions. Over the last several years, however, some of the costs of constructing large, new transmission facilities have been “socialized” across PJM without a direct relationship between the costs assigned to and benefits received by particular PJM members. To date, the additional costs charged to AES Ohio for large, new transmission approved projects have not been material. Over time, as more new transmission projects are constructed and if the allocation method is not changed, the annual costs could become material. AES Ohio is recovering the Ohio retail jurisdictional share of these allocated costs from its retail customers through the TCRR. To the extent that any costs in the future are material and we are unable to recover them from our customers, such costs could have a material adverse effect on our results of operations, financial condition and cash flows.

Severe weather or catastrophic events could adversely affect our facilities, systems and operations.

Severe or unusual weather such as floods, tornadoes, severe winds, ice or snowstorms, catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, acts of sabotage or vandalism, pandemic events, or natural disasters such as earthquakes, droughts or other similar occurrences could adversely affect our transmission and distributions systems and may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While we are permitted to seek recovery of certain severe storm damage costs, if we are unable to fully recover such costs in a timely manner, it could adversely affect our results of operations, financial condition and cash flows.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and postemployment benefit plan assets compared to obligations under our pension and postemployment benefit plans. Further, the performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension and postemployment benefit plans. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postemployment benefit plan assets will increase the funding requirements under our pension and postemployment benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. We are responsible for funding any shortfall of our pension and postemployment benefit plans’ assets compared to obligations under the pension and postemployment benefit plans, and a significant increase in our pension liabilities could materially and adversely impact our results of operations, financial condition and cash flows. We are subject to the Pension Protection Act of 2006, which requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans, at times, have increased and may increase in the future. In addition, our pension and postemployment benefit plan liabilities are sensitive to changes in interest rates. When interest rates decrease, the discounted liabilities increase benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements for the obligations related to the pension and other postemployment benefit plans. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Pension Plans and for more information, see Note 8. Benefit Plans included in Item 8. Financial Statements and Supplementary Data. Declines in market values and increased funding requirements could have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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
•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of related losses and the review and approval of our applications, rates and charges by the PUCO;
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
•delays to our construction projects and the timing of completion of such projects;
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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025

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

One of the challenges we face is to retain a skilled, efficient and cost-effective workforce while recruiting new talent to replace losses in knowledge and skills due to resignations, terminations or retirements. This undertaking could require us to make additional financial commitments and incur increased costs. If we are unable to successfully attract and retain an appropriately qualified workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we have employee compensation plans that reward the performance of our employees. We seek to ensure that our compensation plans encourage acceptable levels for risk and high performance through pay mix, performance metrics and timing. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness. Excessive risk-taking by our employees to achieve performance targets, though mitigated by policies and procedures, could result in events that have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

Cyber-attacks and data security breaches could harm our business.

Our business relies on electronic systems and network technologies to operate our transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. We also store and use customer, employee, and other personal information and other confidential and sensitive information. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to various geopolitical conflicts. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach of our systems or certain of our third party vendor systems may:

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

We cannot guarantee the extent to which our security measures will prevent future cyber-attacks and security breaches or that our insurance coverage will adequately cover any losses we may experience.

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

In addition, we are currently making, and expect to continue to make, investments in our information technology systems and infrastructure, some of which are significant. Failure to manage the implementation of new processes and information systems, could, if significant, result in a material adverse effect on our results of operations, financial condition and cash flows.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the remediation of retired generation and other facilities, storage, handling, use, storage, disposal and transportation of coal combustion residuals and other materials, some of which may be defined as hazardous materials, the emission and discharge of hazardous and other materials or items into the environment, such as GHGs, and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, inspections and other governmental authorizations. These laws, rules and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations and all licenses, permits and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, licenses, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. In addition, any actual or alleged violation of these laws, rules or regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations. AES Ohio has an ownership interest in OVEC, which operates generating stations. We generally are responsible for our respective pro rata share of expenditures for complying with environmental laws, rules, regulations, licenses, permits and other requirements at this generating station, but have limited control over the compliance measures taken by the operator. Under certain environmental laws, we could also be held strictly, jointly and severally responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. The international community has and continues to gather annually for Conference to the Parties of the United Nations Framework Convention on Climate Change. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Following prior withdrawal and rejoining, on January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

See Note 2. Regulatory Matters and Note 10. Contractual Obligations, Commercial Commitments and Contingencies included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

Concerns about data privacy have led to increased regulation in certain markets and other actions that could impact our businesses.

In the ordinary course of business, we collect and retain sensitive information, including personal identifiable information about customers, employees, customer energy usage and other information as well as information regarding business partners and other third parties, some of which may constitute confidential information. The theft, damage or improper disclosure of sensitive electronic data collected by us can subject us to penalties for violation of applicable privacy laws, subject us to claims from third parties, require compliance with notification and monitoring regulations, and harm our reputation. Although we maintain technical and organizational measures to protect personal identifiable information and other confidential information, breaches of, or disruptions to our

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
information technology systems could result in legal claims, liability or penalties under privacy laws or damage to operations or to our reputation, which could adversely affect our business.

We are also subject to various data privacy and security laws and regulations, as well as contractual requirements, as a result of having access to and processing confidential and personal identifiable information in the course of business. If we are unable to comply with applicable laws and regulations or with our contractual commitments, as well as maintain reliable information technology systems and appropriate controls with respect to privacy and security requirements, we may suffer regulatory consequences that could be costly or otherwise adversely affect our business.

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

As of December 31, 2025, the carrying value of DPL's debt was $1,797.3 million. Of DPL's indebtedness, there was $1,380.0 million of First Mortgage Bonds as of December 31, 2025, which are secured by the pledge of substantially all of the assets of AES Ohio under the terms of AES Ohio’s First and Refunding Mortgage. This level of indebtedness and related security has important consequences, including:

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

If AES Ohio issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default thereunder. For further discussion of our outstanding debt obligations, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 6. Debt included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively affected. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms, or at all, can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability. See Note 6. Debt included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding indebtedness. See also Item 7A. - Quantitative and Qualitative Disclosures about Market Risk for information related to market risks.

DPL is a holding company and parent of AES Ohio and other subsidiaries. DPL’s cash flow is dependent on the cash flows of AES Ohio and its other subsidiaries and their ability to pay cash to DPL.

DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the activities of its subsidiaries, principally AES Ohio. As such, DPL’s cash flow is largely dependent on the cash flows of AES Ohio and its ability to pay cash to DPL. There are a number of rate proceedings pending or anticipated that we cannot predict the outcome of, which could adversely affect DPL and AES Ohio. See Note 2. Regulatory Matters included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for descriptions of AES Ohio's ESP and other regulatory proceedings. In addition, AES Ohio is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of AES Ohio to distribute, loan or advance cash to DPL pursuant to these broad powers. A significant limitation on AES Ohio’s ability to pay distributions or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows.

Our ownership by AES subjects us to potential risks that are beyond our control.

DPL is an indirect wholly-owned subsidiary of AES. Due to our relationship with AES, any adverse developments and announcements concerning AES may impair our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES’s credit ratings could result in DPL’s or AES Ohio’s credit ratings being downgraded.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
ITEM 1C. CYBERSECURITY

We recognize the importance of maintaining the safety and security of our people, systems, and data and have a holistic process, supported by our management and Board of Directors, for overseeing and managing cybersecurity and related risks. As part of AES, we are also supported by AES’ cyber risk management program.

AES’ Vice President Cybersecurity acts as the Chief Information Security Officer (“CISO”) and reports to AES' Chief Digital Officer and is the head of AES' cybersecurity team. The CISO is responsible for assessing and managing AES’ cyber risk management program globally, including DPL and its subsidiaries. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. AES’ CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2024.

The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants. In addition, local cybersecurity professionals manage the operational technology (OT) network security of DPL and its subsidiaries to demonstrate compliance with the NERC-Critical Infrastructure Protection (CIP) standards and PUCO regulation.

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
•internal audit reviews;
•threat intelligence;
•incident management;

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see Item 1A—Risk Factors—Cyber-attacks and data security breaches could harm our business included in this Annual Report on Form 10-K.

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

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage. See Note 6. Debt included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material. For more information, see Note 2. Regulatory Matters and Note 10. Contractual Obligations, Commercial Commitments and Contingencies included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in Regulation And Market Structure and Environmental Matters in Item 1. Business of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 2, 2026, all of the outstanding limited liability membership interests of DPL are owned indirectly by AES and directly by a wholly-owned subsidiary of AES. As a result, DPL is not listed for trading on any stock exchange.

Distributions and Capital Structure Restrictions
DPL did not declare or pay any distributions during the year ended December 31, 2025 and future distributions to the member will be determined at the discretion of our Board of Directors and will depend primarily on distributions received from AES Ohio and such other factors as our Board of Directors deems relevant. DPL’s Operating Agreement contains provisions which state that DPL may not make a distribution to its member or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no Event of Default (as defined in the Operating Agreement) and no such Event of Default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, (b)(ii) if such ratios are not within the parameters, DPL’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. Further, the restrictions on the payment of distributions to a member and the making of loans to its affiliates (other than subsidiaries) cease to be in effect if the three major credit rating agencies confirm that a lowering of DPL’s senior long-term debt rating below investment grade by the credit rating agencies would not occur without these restrictions. As of December 31, 2025, DPL was in compliance with all covenants and no event of default existed.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting distributions to its parent. As of December 31, 2025, AES Ohio was in compliance with all debt covenants.

For more information, please see Note 6. Debt and Note 9. Equity included in Item 8.Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related Notes thereto included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. See “Forward-Looking Statements” at the beginning of this Form 10-K and Item 1A. Risk Factors. For a list of certain terms, abbreviations or acronyms in this discussion, see Glossary of Terms at the beginning of this Form 10-K.
OVERVIEW OF 2025 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth, and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, reliability, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2. Regulatory Matters included in Item 8. Financial Statements and Supplementary Data and Item 1. Business – Environmental Matters of this Annual Report on Form 10-K.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
Operational Excellence

Our objective is to optimize AES Ohio’s performance in the U.S. utility industry by focusing on the following areas: safety, operations (reliability and customer satisfaction), and financial and enterprise-wide performance (efficiency and cost savings, talent management/people, capital allocation/sustainability and corporate social responsibility). We set and measure these objectives carefully, balancing them in a way and to a degree necessary to ensure a sustainable high level of performance in these areas simultaneously compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because some of our financial and enterprise-wide performance measures are company-specific performance goals, they are not benchmarked.

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

AES Ohio measures delivery reliability by Customer Average Interruption Duration Index (“CAIDI”), System Average Interruption Duration Index (“SAIDI”) and System Average Interruption Frequency Index (“SAIFI”) and benchmarks the reliability metrics against other utilities at both the state and national levels. AES Ohio also measures customer centricity on more of an individual basis by the industry metric of Customers Experiencing Multiple Interruptions of five or more times (“CEMI-5”). AES Ohio measure customer perceptions of their overall experience using the Qualtrics XM platform. Areas measured include overall Customer Satisfaction as well as customer perceptions of affordability, reliability and customer service. We also subscribe to the J.D. Power Electric Utility Residential Customer Satisfaction Study.

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2025 to the results for the year ended December 31, 2024. For a discussion comparing the results of operations for the year ended December 31, 2024 to the year ended December 31, 2023, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K, filed with the SEC on March 4, 2025.

Compared with the prior year, DPL's results for the year ended December 31, 2025 reflect an increase in income before income tax of $45.1 million, or 418%, as well as an increase in net income of $19.2 million, or 139%, primarily due to factors including, but not limited to:

$ in millions	2025 vs. 2024
Increase due to higher transmission revenue driven by an increase in transmission investments	$36.4
Increase in retail margin due to higher prices primarily driven by the 2024 DRC Settlement (including the impact of certain riders now included in base rates)	28.8
Increase due to PUCO Order on the TSCR issued in July 2025	13.6
Increase from deferral of one-time costs supporting the implementation of AES Ohio's customer billing system upgrade, following the 2024 DRC Settlement (and subsequent amortization)	10.6
Increase in retail margin due to higher volumes driven by weather and higher retail demand	9.4
Increase due to higher DIR revenues	6.9
Decrease due to higher depreciation and amortization primarily driven by additional assets placed in service	(24.2)
Decrease due to higher taxes other than income taxes driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(23.8)
Decrease due to lower AFUDC equity	(5.8)
Decrease due to higher expected credit losses	(5.1)
Other	(1.7)
Net change in income before income tax	45.1
Net change in income tax expense driven by higher pre-tax income, the tax effects associated with the PUCO Order on the TSCR issued in July 2025 and the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, partially offset by an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio	(25.9)
Net change in net income	$19.2

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
RESULTS OF OPERATIONS

The following review of consolidated results of operations compares the results for the year ended December 31, 2025 to the results for the year ended December 31, 2024. For discussion comparing the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K, filed with the SEC on March 4, 2025.

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Statements of Operations Highlights

	Years ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
$ in millions	2025	2024	2023	$	%	$	%
REVENUE:
Retail	$855.3	$717.4	$744.9	$137.9	19.2%	$(27.5)	(3.7)%
Wholesale	27.7	16.6	15.1	11.1	66.9%	1.5	9.9%
RTO ancillary	156.9	120.5	88.5	36.4	30.2%	32.0	36.2%
Capacity revenue	5.4	0.9	3.5	4.5	500.0%	(2.6)	(74.3)%
Miscellaneous revenue	25.3	21.1	9.0	4.2	19.9%	12.1	134.4%
Total revenue	1,070.6	876.5	861.0	194.1	22.1%	15.5	1.8%

OPERATING COSTS AND EXPENSES:
Purchased power	245.4	218.2	278.5	27.2	12.5%	(60.3)	(21.7)%
RTO charges	148.9	98.2	68.4	50.7	51.6%	29.8	43.6%
Purchased power	394.3	316.4	346.9	77.9	24.6%	(30.5)	(8.8)%
Operation and maintenance	281.1	259.1	232.1	22.0	8.5%	27.0	11.6%
Depreciation and amortization	119.4	95.2	82.1	24.2	25.4%	13.1	16.0%
Taxes other than income taxes	137.3	113.5	100.8	23.8	21.0%	12.7	12.6%
Other, net	—	1.2	—	(1.2)	(100.0)%	1.2	—%
Total operating costs and expenses	932.1	785.4	761.9	146.7	18.7%	23.5	3.1%

OPERATING INCOME	138.5	91.1	99.1	47.4	52.0%	(8.0)	(8.1)%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(82.4)	(85.0)	(63.6)	2.6	(3.1)%	(21.4)	33.6%
Other income / (expense), net	(0.2)	4.7	6.8	(4.9)	(104.3)%	(2.1)	(30.9)%
Total other expense, net	(82.6)	(80.3)	(56.8)	(2.3)	2.9%	(23.5)	41.4%

INCOME BEFORE INCOME TAX (a)	55.9	10.8	42.3	45.1	417.6%	(31.5)	(74.5)%

Income tax expense / (benefit)	22.9	(3.0)	6.6	25.9	(863.3)%	(9.6)	(145.5)%

NET INCOME (a)	33.0	13.8	35.7	19.2	139.1%	(21.9)	(61.3)%
Less: Net income attributable to redeemable stock of subsidiaries	(12.0)	—	—	(12.0)	—%	—%	—%
NET INCOME ATTRIBUTABLE TO DPL LLC	$21.0	$13.8	$35.7	$7.2	52.2%	$(21.9)	(61.3)%

(a)For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX and NET INCOME. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree days occurring during a year. Cooling degree days typically have a more significant effect than heating degree days since some

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders, including the changes to our ESP, described in Note 2. Regulatory Matters.

Heating and Cooling Degree days (a)

	Years ended December 31,
	2025	2024	change	% change
Actual
Heating degree days (a)	5,305	4,252	1,053	25%
Cooling degree days (a)	1,150	1,289	(139)	(11)%

30-year average (b)
Heating degree days	5,312	5,341
Cooling degree days	1,027	1,025

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
(b)30-year average is computed from observed degree days in the Dayton area on a trailing 30-year basis.

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	DPL and AES Ohio
	Years ended December 31,
kWh sales (in millions):	2025	2024	change	% change
Retail electric sales (a)
Residential	5,522	5,292	230	4.3%
Commercial	3,768	3,671	97	2.6%
Industrial	3,645	3,611	34	0.9%
Governmental	1,207	1,206	1	0.1%
Other	36	42	(6)	(14.3)%
Total retail electric sales	14,178	13,822	356	2.6%
Wholesale electric sales (b)	546	489	57	11.7%
Total electric sales	14,724	14,311	413	2.9%

(a)DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 2,193 million kWh and 1,952 million kWh for the years ended December 31, 2025 and 2024, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2025, compared to the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
6.0%
4.0%
2.0%
—%
(2.0)%
Percentage Change
4.3%
0.7%
2.6%
(0.9)%
1.9%
0.9%
(1.0)%
(0.4)%
0.5%
2.6%
Residential
Commercial
Industrial
Governmental and Other
Total
Customer Class
2025 vs. 2024 Weather-normalized
2025 vs. 2024 Actuals

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
During the year ended December 31, 2025, Revenue increased $194.1 million to $1,070.6 million from $876.5 million in the same period of the prior year. This increase was a result of:

$ in millions	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$50.0
Increase in Base Distribution rates primarily driven the 2024 DRC Settlement	28.8
Increase in the TSCR	12.7
Increase in the PRO	11.8
Increase in the DIR	6.9
Decrease in the Competitive Bid Revenue Rate Rider	(7.9)
Other	(1.5)
Net change in retail rate	100.8

Volume
Increase in volume primarily due to higher retail SSO load, along with weather and demand versus the comparable period	36.2
Net change in retail volume	36.2

Other miscellaneous	0.9
Net retail change	137.9

Wholesale revenue
Increase primarily due to higher rates and volumes on power sales at OVEC	11.1

RTO ancillary and capacity revenue
Increase primarily due to higher transmission revenue driven by an increase in transmission investments	40.9

Other
Miscellaneous revenue	4.2

Net change in revenue	$194.1

Purchased Power
During the year ended December 31, 2025, purchased power increased $77.9 million compared to the prior year. This increase was a result of:

$ in millions	2025 vs. 2024
Purchased power
Rate
Decrease primarily due to lower prices in the competitive bid process	(9.9)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand versus the comparable period	37.1
Total purchased power change	27.2
RTO charges
Increase primarily due to higher TCRR rates, due to higher transmission-related charges from PJM	50.7
Net change in purchased power	$77.9

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
Operation and Maintenance
During the year ended December 31, 2025, Operation and maintenance expense increased $22.0 million compared to the prior year. This increase was a result of:

$ in millions	2025 vs. 2024
Increase in vegetation management (a)	$11.9
Increase in the USF Rider (a)	6.5
Increase due to higher expected credit losses	5.1
Other, net	(1.5)
Net change in operation and maintenance	$22.0

(a)    There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the year ended December 31, 2025, Depreciation and amortization increased $24.2 million compared to the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the year ended December 31, 2025, Taxes other than income taxes increased $23.8 million compared to the prior year, primarily due to higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals.

Interest Expense, Net
During the year ended December 31, 2025, Interest expense, net decreased $2.6 million compared to the prior year, primarily due to redemption of the 2025 DPL Notes in May 2025, offset by higher outstanding debt balances at AES Ohio.

Other Income, Net
During the year ended December 31, 2025, Other income, net decreased $4.9 million compared to the prior year, primarily due to lower AFUDC equity.

Income Tax Expense / (Benefit)
During the year ended December 31, 2025 Income tax expense was $22.9 million compared to income tax benefit of $3.0 million for the year ended December 31, 2024, primarily driven by the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, an increase in the net tax expense related to the reversal of excess deferred taxes as a result of the flowthrough tax expense associated with the PUCO Order on the TSCR issued on July 9, 2025, a decrease in the tax benefit related to AFUDC equity of AES Ohio, and lower pre-tax income in the prior year.

See Note 7. Income Taxes in DPL's Consolidated Financial Statements for further discussion.

Net Income Attributable to Redeemable Stock of Subsidiaries
The increase in Net Income attributable to redeemable stock of subsidiaries of $12.0 million for the year ended December 31, 2025, relates to the sale of an indirect minority interest in AES Ohio in April 2025. See Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio in the Consolidated Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2026 and beyond, we expect that our financial results will be driven primarily by retail demand and weather. In addition, DPL's financial results are likely to be driven by other factors including, but not limited to:

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers - The expansion of advanced manufacturing and data centers has the potential to significantly accelerate the demand for electricity in the U.S. power market, including PJM. AES Ohio has an obligation to serve customers who locate in its service territory and is working with several companies to provide transmission solutions for the electric service needs of data centers and advanced manufacturing facilities. We see these relationships growing with the expansion of their use within our service territory. As part of this process, AES Ohio is working to ensure that the costs of any infrastructure upgrades required for advanced manufacturing and data centers benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles that protect our customers.

Tax – The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

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

Interest Rates – In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement. DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory

For a comprehensive discussion of the market structure and regulation of DPL, see Item 1. – Business – Regulation And Market Structure.

AES Ohio ESP Appeal - From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (“ESP 3”). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (“ESP 1”). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and a PUCO decision is pending.

2024 Distribution Rate Case - On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “2024 DRC Settlement”) with various intervening parties and the Staff of the PUCO and on November 5, 2025 the PUCO issued their opinion and order accepting the 2024 DRC Settlement as filed. Updated customer rates and charges became effective on November 6, 2025. The 2024 DRC Settlement provides for updated base rates for electric distribution service customers in AES Ohio's service territory and, among other matters, includes:

•An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the DIR;
•A return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•The net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio's customer billing system upgrade.

Ohio Energy Legislation and Three-Year Rate Plan - On April 30, 2025, the Ohio legislature passed new energy legislation (“House Bill 15”) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace ESPs and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminated as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition and cash flows.

To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a Three-Year Rate Plan. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028, and 2029. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.

For more information on the above matters, see Note 2. Regulatory Matters.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

DPL had unrestricted cash and cash equivalents of $82.9 million, as of December 31, 2025. At that date, DPL did not have any short-term investments. DPL had aggregate principal amounts of long-term debt outstanding of $1,812.0 million as of December 31, 2025.

AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 17, 2025 granting authority through December 31, 2026 to, among other things, issue up to $500.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in July 2025 to, among other things, issue up to $450 million of long-term indebtedness. AES Ohio also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. AES Ohio does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

See “Risks related to our indebtedness and financial condition” in Item 1A. - Risk Factors and Item 1. – Business – Regulation And Market Structure.

CASH FLOWS

The following table summarizes the changes in operating, investing, and financing cash flows for the comparative periods:

	Years ended December 31,
$ in millions	2025	2024	2023
Net cash provided by operating activities	$125.3	$118.7	$26.7
Net cash used in investing activities	(346.6)	(577.5)	(414.5)
Net cash provided by financing activities	250.2	471.8	398.3
Net increase in cash, cash equivalents and restricted cash	28.9	13.0	10.5
Cash, cash equivalents and restricted cash at beginning of year	54.1	41.1	30.6
Cash, cash equivalents and restricted cash at end of year	$83.0	$54.1	$41.1

The following cash flow review compares the cash flows of DPL for the year ended December 31, 2025 to the cash flows for the year ended December 31, 2024. For discussion comparing the cash flows for the year ended December 31, 2024 to the cash flows for the year ended December 31, 2023, see Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K, filed with the SEC on March 4, 2025.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
2025 versus 2024:

Operating activities

	For the years ended December 31,		$ Change
$ in millions	2025	2024	2025 vs. 2024
Net income	$33.0	$13.8	$19.2
Depreciation and amortization	122.4	98.7	23.7
Deferred income taxes	25.5	14.8	10.7
Allowance for equity funds used during construction	(0.4)	(6.2)	5.8
Other adjustments to Net income	—	1.3	(1.3)
Net income, adjusted for non-cash items	180.5	122.4	58.1
Net change in operating assets and liabilities and other	(55.2)	(3.7)	(51.5)
Net cash provided by operating activities	$125.3	$118.7	$6.6

The net change in operating assets and liabilities and other for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to the timing of invoices and payments	$(43.2)
Decrease from higher net accounts receivable primarily due to an increase in retail revenues from higher retail rates (primarily due to the 2024 DRC Settlement) and higher retail demand driven by the impacts of weather, as well as timing of collections.	(40.1)
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers, along with timing of regulatory deferrals in the comparative periods	32.3
Other	(0.5)
Net change in operating assets and liabilities and other	$(51.5)

Investing activities
Net cash used in investing activities decreased $230.9 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the following:

$ in millions	$ Change
Lower cash outflows for capital expenditures, net of contributions in aid of construction, related with AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods and lower digital related investment due to the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	$222.3
Other	8.6
Net change in investing activities	$230.9

Financing activities
Net cash provided by financing activities decreased $221.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to redemption of 2025 DPL notes	$(415.0)
Decrease due to issuance of short-term debt in the prior year, which was repaid in the current year	(300.0)
Decrease due to higher net repayments on AES Ohio's revolving credit facility	(265.0)
Decrease due to lower equity contributions from parent in the comparable periods	(200.0)
Increase due to contributions from holders of redeemable stock of subsidiaries	584.7
Increase due to higher issuances of long-term debt at AES Ohio	375.0
Other	(1.3)
Net change in financing activities	$(221.6)

LIQUIDITY
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any distributions to our owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any distributions. For 2026 and subsequent years, we expect to satisfy these requirements with a combination of cash

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
from operations, funds from debt financing and funds from capital contributions, including contributions from AES and our minority interest holder, as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At December 31, 2025, AES Ohio has access to the following revolving credit agreements:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2025
AES Ohio Credit Agreement	Revolving	March 2030	350.0	350.0

As of December 31, 2025 and 2024, AES Ohio had $0.0 million and $140.0 million in outstanding borrowings on the agreement, respectively. For more information on the AES Ohio Credit Agreement, see Note 6. Debt.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 is currently estimated to cost approximately $1.6 billion and includes estimates as follows:

$ in millions	2026	2027	2028	For the three-year period from 2026 through 2028
Distribution-related additions, improvements and extensions	$151.3	$179.6	$203.6	$534.5
Transmission-related additions and improvements	251.3	353.0	466.9	1,071.2
Other	9.9	9.6	4.1	23.6
Total for AES Ohio	412.5	542.2	674.6	1,629.3

Other subsidiaries	4.4	4.1	6.0	14.5
Total for DPL	$416.9	$546.3	$680.6	$1,643.8

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. AES Ohio filed an application on November 10, 2025, to establish a Three-Year Rate Plan including distribution investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. Consistent with House Bill 15, these forecasted distribution investments will be trued up to actual investment on an annual basis. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See Note 2. Regulatory Matters for more information.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. Anticipated costs related to these standards are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 6. Debt.

Credit Ratings
Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rate on AES Ohio’s Credit Agreement (as well as the amount of certain other fees in the agreements) are dependent upon the credit ratings of AES Ohio. Downgrades in the credit ratings of AES could result in our credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. Non-investment grade companies may experience higher costs to issue new securities.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for DPL and AES Ohio

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

Off-Balance Sheet Arrangements
AES Ohio owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $42.8 million, of $872.8 million in debt obligations comprised of both fixed and variable rate securities with maturities between 2026 and 2040. This would only happen if OVEC defaulted on its debt payments. At December 31, 2025, we have no knowledge of such a default.

Contractual Obligations
We enter into various contractual obligations that may affect the liquidity of our operations. At December 31, 2025, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Short-term and long-term debt	$1,812.0	$0.2	$232.9	$775.4	$803.5
Interest payments	728.0	79.9	150.5	101.8	395.8
Purchased power commitments	130.7	81.0	49.7	—	—
Purchase orders and other contractual obligations	210.4	169.1	38.1	3.2	—
Total contractual obligations	$2,881.1	$330.2	$471.2	$880.4	$1,199.3

Short-term and long-term debt
DPL’s short-term and long-term debt at December 31, 2025 consists of DPL’s unsecured notes and Capital Trust II securities, along with AES Ohio’s First Mortgage Bonds and the WPAFB note. The long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

See Note 6. Debt.

Interest payments
Interest payments are associated with the short-term and long-term debt described above. Any interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2025.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
Purchased power commitments
AES Ohio enters into long-term contracts for purchased power through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2025, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include:

•regulatory liabilities (see Note 2. Regulatory Matters);
•taxes (see Note 7. Income Taxes);
•pension and other postretirement employee benefit liabilities (see Note 8. Benefit Plans);
•contingencies (see Note 10. Contractual Obligations, Commercial Commitments and Contingencies); and
•amounts due to related parties (see Note 11. Related Party Transactions).

Reserve for uncertain tax positions
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $0.4 million at December 31, 2025, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements are described in Note 1. Overview and Summary of Significant Accounting Policies to the Financial Statements of this Annual Report on Form 10-K. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 1, Overview and Summary of Significant Accounting Policies to the Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition

At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2025 revenue and ending unbilled revenue of a one percentage point change in unbilled MWhs for the month of December 2025 is immaterial. For further information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, see Note 1. Overview and Summary of Significant Accounting Policies and Note 13. Revenue.

Credit Losses

We use a forward-looking “expected loss” model to recognize allowances for credit losses on customer and other receivables. The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers' ability to pay amounts due, which have required a higher degree of estimation from increases in past

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
due customer receivables following the implementation of our customer billing system upgrade in the third quarter of 2024. We believe such estimates and judgments are reasonable and the related allowance for credit losses is adequate as of December 31, 2025; however, changes in such estimates and judgments could result in a different conclusion, which could be material. The effect of a one percentage point change in the assumptions used in the allowance for credit losses estimate as of December 31, 2025 is approximately $1.4 million. See Note 1. Overview and Summary of Significant Accounting Policies – Accounts Receivable and Allowance for Credit Losses in this Annual Report on Form 10-K for further information on our receivable balances.

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

Regulatory Assets and Liabilities

Application of the provisions of GAAP relating to regulatory accounting requires us to reflect the effect of rate regulation in our consolidated financial statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by non-regulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, we defer these costs as Regulatory assets that otherwise would be expensed by non-regulated companies. Likewise, we recognize Regulatory liabilities when it is probable that regulators will require customer refunds through future rates and when revenue is collected from customers for expenses that are not yet incurred. Regulatory assets are amortized into expense and Regulatory liabilities are amortized into income over the recovery period authorized by the regulator.

We evaluate our Regulatory assets to determine whether or not they are probable of recovery through future rates and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be expensed in the period the assessment is made. We currently believe the recovery of our Regulatory assets is probable. See Note 2. Regulatory Matters.

Pension Plans

The valuation of our benefit obligation, fair value of plan assets, and net periodic benefit costs requires various estimates and assumptions, the most significant of which include the discount rate and expected return on plan assets. We review these and other assumptions, such as mortality, on an annual basis. See Note 1. Overview and Summary of Significant Accounting Policies for information on our accounting policies regarding the Pension Plans.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
historical experience and assumptions and may be subject to change. We believe such estimates and assumptions are reasonable.

New Accounting Standards

See Note 1. Overview and Summary of Significant Accounting Policies for a discussion of new accounting pronouncements and the potential impact to our results of operations, financial condition and cash flows.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

We are subject to certain market risks including, but not limited to, changes in commodity prices for electricity and fluctuations in interest rates. We use various market risk-sensitive instruments, including derivative contracts, primarily to limit our exposure to fluctuations in interest rates. Our U.S. Risk Management Committee (“U.S. RMC”), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures related to our operations. The U.S. RMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

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

As a result of exiting the majority of our coal-fired generation, changes in the prices of fuel and purchased power are not expected to have a material impact on our results of operations, financial position or cash flows. Further, our exposure to fluctuations in the price of power is limited because we recover our power purchased from the competitive bid auction through the SOR.

Interest rate risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, AES Ohio's Credit Agreement bears interest at a variable rate based on either the Prime interest rate or the SOFR. Fair values relating to financial instruments are dependent upon prevailing market rates of interest. At December 31, 2025, we had approximately $1,812.0 million principal amount of fixed rate debt and $0.0 million variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity.

The following table shows our consolidated indebtedness by maturity as of December 31, 2025:

$ in millions	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Long-term debt
Fixed-rate debt	$0.2	$140.2	$92.7	$400.2	$375.2	$803.5	$1,812.0	$1,700.7

Total	$0.2	$140.2	$92.7	$400.2	$375.2	$803.5	$1,812.0	$1,700.7

Average interest rate	4.2%	4.7%	6.2%	4.5%	4.7%	5.7%

For further discussion of the fair value of our indebtedness and book value of our indebtedness please see Note 4. Fair Value and Note 6. Debt to the Financial Statements of this Annual Report on Form 10-K.

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
Equity price risk

At December 31, 2025, approximately 31% of the defined benefit pension plan assets were comprised of investments in equity securities and 69% related to investments in fixed income securities and cash and cash equivalents. The equity securities are carried at their market value of approximately $81.6 million at December 31, 2025. A hypothetical 10% decrease in prices quoted by stock exchanges would result in an $8.2 million reduction in fair value at December 31, 2025 and approximately a $1.0 million increase to the 2026 pension expense. See Note 8. Benefit Plans for more information on our pension plans.

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

DPL LLC
Form 10-K for the Annual Period ended December 31, 2025
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Report of Independent Registered Public Accounting Firm

To the Member and the Board of Directors of DPL LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL LLC, formerly known as DPL Inc., and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity / (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Regulatory Accounting

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Public Utilities Commission of Ohio (PUCO) and the Federal Energy Regulatory Commission (FERC).

Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple consolidated financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements

Auditing the Company’s regulatory accounting was complex due to the significant knowledge and experience required to assess the impact of regulatory orders on the consolidated financial statements including understanding the nature of the rate orders issued, or expected to be issued, and to assess the relevance and reliability of audit evidence to support the impacted account balances and disclosures.

How We Addressed the Matter in Our Audit
Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the PUCO to the Company , and considering regulatory precedents established by the PUCO, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
March 2, 2026

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

DPL LLC
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2025	2024	2023
REVENUE	$1,070.6	$876.5	$861.0

OPERATING COSTS AND EXPENSES:
Purchased power	394.3	316.4	346.9
Operation and maintenance	281.1	259.1	232.1
Depreciation and amortization	119.4	95.2	82.1
Taxes other than income taxes	137.3	113.5	100.8
Other, net	—	1.2	—
Total operating costs and expenses	932.1	785.4	761.9

OPERATING INCOME	138.5	91.1	99.1

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(82.4)	(85.0)	(63.6)
Other income / (expense), net	(0.2)	4.7	6.8
Total other expense, net	(82.6)	(80.3)	(56.8)

INCOME BEFORE INCOME TAX	55.9	10.8	42.3

Income tax expense / (benefit)	22.9	(3.0)	6.6

NET INCOME	33.0	13.8	35.7
Less: Net income attributable to redeemable stock of subsidiaries	(12.0)	—	—
NET INCOME ATTRIBUTABLE TO DPL LLC	21.0	13.8	35.7
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

DPL LLC
Consolidated Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2025	2024	2023
NET INCOME	$33.0	$13.8	$35.7
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.1, $0.2 and $0.2 for each respective period	(0.9)	(0.8)	(0.8)
Net derivative activity	(0.9)	(0.8)	(0.8)
Unfunded pension and other postretirement activity:
Prior service cost for the period, net of income tax effect of $0.0, $(0.1) and $0.1 for each respective period	0.2	0.1	(0.3)
Net gain / (loss) for the period, net of income tax effect of $(0.6), $0.1 and $0.3 for each respective period	1.5	(0.1)	(1.3)
Reclassification to earnings, net of income tax effect of $(0.4), $(0.1) and $0.0 for each respective period	1.0	0.1	0.2
Net change in unfunded pension and other postretirement obligations	2.7	0.1	(1.4)

Other comprehensive income / (loss)	1.8	(0.7)	(2.2)

Comprehensive income	34.8	13.1	33.5
Less: Comprehensive income attributable to redeemable stock of subsidiaries	13.0	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO DPL LLC	$21.8	$13.1	$33.5
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

DPL LLC
Consolidated Balance Sheets
$ in millions	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82.9	$54.0
Accounts receivable, net of allowance for credit losses of $8.8 and $6.1, respectively (Note 1)	161.1	106.8
Inventories	70.3	70.5
Taxes applicable to subsequent years	150.4	137.1
Regulatory assets, current (Note 2)	61.1	82.0
Taxes receivable	24.2	27.1
Prepayments and other current assets	9.1	7.5
Total current assets	559.1	485.0
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $647.3 and $571.7, respectively (Note 3)	2,885.8	2,571.4
Regulatory assets, non-current (Note 2)	137.4	140.0
Intangible assets, net of amortization	166.9	175.1
Other non-current assets	31.8	45.9
Total non-current assets	3,221.9	2,932.4

Total assets	$3,781.0	$3,417.4

LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 6)	$0.2	$704.4
Accounts payable	144.0	132.1
Accrued taxes	145.7	115.4
Accrued interest	19.6	22.8
Customer deposits	8.8	14.2
Regulatory liabilities, current (Note 2)	1.8	10.3
Accrued and other current liabilities	57.4	35.0
Total current liabilities	377.5	1,034.2
NON-CURRENT LIABILITIES:
Long-term debt (Note 6)	1,798.1	1,425.6
Deferred income taxes (Note 7)	233.0	249.6
Taxes payable	150.9	137.5
Regulatory liabilities, non-current (Note 2)	189.5	169.4
Accrued pension and other postretirement obligations (Note 8)	16.5	30.7
Other non-current liabilities	7.9	8.3
Total non-current liabilities	2,395.9	2,021.1
Total liabilities	2,773.4	3,055.3

COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE STOCK OF SUBSIDIARIES	594.7	—

EQUITY:
Member's equity / Other paid-in capital (Note 9)	3,049.3	3,040.5
Accumulated other comprehensive income / (loss)	15.7	(5.3)
Accumulated deficit	(2,652.1)	(2,673.1)
Total equity	412.9	362.1

Total liabilities, redeemable stock of subsidiaries and equity	$3,781.0	$3,417.4
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

DPL LLC
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$33.0	$13.8	$35.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119.4	95.2	82.1
Amortization of deferred financing costs and debt discounts	3.0	3.5	3.8
Deferred income taxes	25.5	14.8	26.2
Loss on asset disposal	—	1.3	—
Allowance for equity funds used during construction	(0.4)	(6.2)	(5.0)
Changes in certain assets and liabilities:
Accounts receivable, net	(54.4)	(14.3)	(0.6)
Inventories	0.2	(15.3)	(17.7)
Taxes applicable to subsequent years	(13.3)	(24.1)	(19.0)
Prepayments and other current assets	(1.6)	0.4	(2.8)
Current regulatory assets and liabilities, net	12.4	(33.3)	(39.8)
Non-current regulatory assets and liabilities, net	5.7	19.1	(35.3)
Other non-current assets	(5.2)	18.4	(5.3)
Accounts payable	(22.2)	21.0	(19.7)
Accrued taxes payable / receivable	41.3	19.7	34.1
Accrued interest	(3.2)	6.0	0.8
Accrued and other current liabilities	(4.0)	6.9	(2.2)
Accrued pension and other postretirement obligations	(14.2)	(7.0)	(4.1)
Other non-current liabilities	3.9	(0.5)	(3.8)
Other	(0.6)	(0.7)	(0.7)
Net cash provided by operating activities	125.3	118.7	26.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(387.2)	(549.5)	(387.9)
Contributions in aid of construction	60.0	—	—
Cost of removal payments	(18.8)	(27.5)	(26.8)
Other investing activities, net	(0.6)	(0.5)	0.2
Net cash used in investing activities	(346.6)	(577.5)	(414.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	385.0	485.0	315.0
Repayments under revolving credit facilities	(525.0)	(360.0)	(455.0)
Issuance of short-term debt	—	150.0	—
Repayments of short-term debt	(150.0)	—	—
Issuance of long-term debt	375.0	—	300.0
Repayments of long-term debt	(415.0)	—	—
Sale of redeemable stock of subsidiaries	539.7	—	—
Contributions from holders of redeemable stock of subsidiaries	45.0	—	—
Equity contributions from parent	—	200.0	239.0
Payments of deferred financing costs	(4.5)	(3.2)	(0.7)
Net cash provided by financing activities	250.2	471.8	398.3
Cash, cash equivalents and restricted cash:			.
Net increase in cash, cash equivalents and restricted cash	28.9	13.0	10.5
Cash, cash equivalents and restricted cash at beginning of year	54.1	41.1	30.6
Cash, cash equivalents and restricted cash at end of year	$83.0	$54.1	$41.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$84.1	$78.4	$71.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$82.9	$48.8	$101.6
Non-cash contributions from holders of redeemable stock of subsidiaries	$8.6	$—	$—
Non-cash distributions to holders of redeemable stock of subsidiaries	$8.6	$—	$—
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

DPL LLC
Consolidated Statements of Changes in Equity / (Deficit)

	Member's and Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Member's Equity	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total	Redeemable Stock of Subsidiaries
Balance at January 1, 2023	1	$—	$2,601.3	$—	$(2.4)	$(2,722.6)	$(123.7)	$—
Net income	—	—	—	—	—	35.7	35.7	—
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)	—
Equity contributions from parent	—	—	239.0	—	—	—	239.0	—
Other	—	—	0.1	—	—	—	0.1	—
Balance at December 31, 2023	1	—	2,840.4	—	(4.6)	(2,686.9)	148.9	—
Net income	—	—	—	—	—	13.8	13.8	—
Other comprehensive loss	—	—	—	—	(0.7)	—	(0.7)	—
Equity contribution from parent	—	—	200.0	—	—	—	200.0	—
Other	—	—	0.1	—	—	—	0.1	—
Balance at December 31, 2024	1	—	3,040.5	—	(5.3)	(2,673.1)	362.1	—
DPL LLC conversion (Note 1 and Note 7)	(1)		(3,040.5)	3,040.5	—	—	—	—
Net income	—	—	—	—	—	21.0	21.0	12.0
Other comprehensive income	—	—	—	—	0.8	—	0.8	1.0
Sale of redeemable stock of subsidiaries	—	—	—	(2.7)	2.7	—	—	537.5
DPL LLC conversion tax transfer to Parent (Note 7)	—	—	—	10.6	17.5	—	28.1	—
Contributions from holders of redeemable stock of subsidiaries	—	—	—	—	—	—	—	53.6
Distributions to holders of redeemable stock of subsidiaries	—	—	—	—	—	—	—	(8.6)
Other	—	—	—	0.9	—	—	0.9	(0.8)
Balance at December 31, 2025	—	$—	$—	$3,049.3	$15.7	$(2,652.1)	$412.9	$594.7

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

DPL LLC
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024 and 2023

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DPL, an indirect wholly-owned subsidiary of AES, is a holding company organized in 1985 under the laws of Ohio. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the “Conversion”). Upon the Conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.

Substantially all of DPL’s business consists of the transmission, distribution and sale of electric energy conducted through its principal indirect subsidiary, AES Ohio. Prior to April 2025, DPL owned all of the outstanding common stock of AES Ohio. See Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio for more information.

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to its approximately 541,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Financial Statement Presentation
DPL’s consolidated financial statements include the accounts of DPL and its controlled subsidiaries, except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report was issued.

Redeemable Stock of Subsidiaries
Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, net income and comprehensive income attributable to Redeemable stock of subsidiaries are reflected separately from consolidated net income and comprehensive income on the Consolidated Statements of Operations and Consolidated Statements of Changes in Equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Generally, these instruments are initially measured at fair value and are subsequently adjusted for income and dividends allocated to the noncontrolling interest. Subsequent measurement varies depending on whether the instrument is probable of becoming redeemable. For securities that are currently redeemable or where it is probable that the instrument will become redeemable, any changes from the carrying value to redemption value are recognized in temporary equity against retained earnings or additional paid-in capital in the absence of retained earnings. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

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

The following table summarizes cash, cash equivalents and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	December 31,
$ in millions	2025	2024
Cash and cash equivalents	$82.9	$54.0
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$83.0	$54.1

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of December 31, 2025 and 2024:

	December 31,
$ in millions	2025	2024
Accounts receivable, net
Customer receivables	$117.3	$79.8
Unbilled revenue	40.9	24.1
Amounts due from affiliates	1.7	3.0
Other	10.0	6.0
Allowance for credit losses	(8.8)	(6.1)
Total accounts receivable, net	$161.1	$106.8

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	13.7	8.3
Write-offs charged against allowance	(11.1)	(3.7)
Recoveries collected	0.1	0.6
Ending balance	$8.8	$6.1

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. AES Ohio reinstituted the customer disconnections process and collection efforts and write-offs processes in June 2025.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

includes amortization of intangible assets and amortization of previously deferred regulatory costs. The following table presents average composite group rates and depreciation expense for each respective period.

	Years ended December 31,
$ in millions	2025	2024	2023
Composite group rates	3.1%	2.9%	3.2%
Depreciation expense	$103.5	$85.4	$78.0

AES Ohio may receive contributions in aid of construction (“CIAC”) from customers that are intended to defray all or a portion of the costs for certain capital projects. AES Ohio accounts for CIAC as a reduction to property, plant and equipment as costs are incurred for the related capital project, while CIAC received in advance of costs incurred are recognized as a liability. As of December 31, 2025, AES Ohio recorded a CIAC liability of $27.0 million, included in “Accrued and other current liabilities” on the Consolidated Balance Sheets.

AFUDC
In accordance with the Uniform System of Accounts prescribed by FERC, AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
$ in millions	2025	2024	2023
AFUDC equity	$0.4	$6.2	$5.0
AFUDC debt	$5.6	$7.7	$6.5

Impairment of Long-lived Assets
GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $2,885.8 million and $2,571.4 million as of December 31, 2025 and 2024, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; and the anticipated demand and relative pricing of retail electricity in our service territory.

Intangible Assets
Intangibles include software and renewable energy credits. Renewable energy credits are carried on a weighted average cost basis and amortized as they are used or retired. Finite-lived intangible assets include capitalized software amortized on a straight-line basis over their estimated useful lives. These capitalized software intangible assets have a 12.3 year weighted-average amortization period.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following table presents information related to the Company's capitalized software balances, including the gross amount capitalized and related amortization:

		December 31,
$ in millions		2025	2024
Capitalized software		$205.2	$197.7

Accumulated amortization		$(38.3)	$(22.6)

	Years ended December 31,
	2025	2024	2023
Amortization expense	$15.9	$9.8	$4.1

Estimated future amortization
Years ending December 31,
2026			$15.5
2027			15.0
2028			14.7
2029			14.2
2030			12.6
Total			$72.0

Implementation Costs Related to Software as a Service
DPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services which are recorded within Prepayments and other current assets and Other non-current assets on the accompanying Consolidated Balance Sheets as follows:

	December 31,
$ in millions	2025	2024
Implementation costs	$2.6	$4.0

Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized on a straight-line basis over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies
DPL accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If DPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2025 and 2024. See Note 10. Contractual Obligations, Commercial Commitments and Contingencies for additional information.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Financial Derivatives
We have contracts involving the physical delivery of energy. These contracts qualify for the normal purchases and normal sales scope exception in ASC 815 - Derivatives and Hedging, thus we have elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

We have, in the past, used interest rate hedges to manage the interest rate risk of our variable rate debt. We used cash flow hedge accounting when the hedge or a portion of the hedge was deemed to be highly effective, which resulted in changes in fair value being recorded within AOCI / (AOCL). We elected not to offset net derivative positions in the consolidated financial statements. Accordingly, we did not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5. Derivative Instruments and Hedging Activities for more information.

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

Accumulated other comprehensive income / (loss)
The changes in the components of Accumulated other comprehensive income / (loss) during the years ended December 31, 2025 and 2024 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance at January 1, 2024	$11.2	$(15.8)	$(4.6)

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI / (AOCL) to earnings	(0.8)	0.1	(0.7)
Net current period other comprehensive income / (loss)	(0.8)	0.1	(0.7)

Balance at December 31, 2024	10.4	(15.7)	(5.3)

Other comprehensive loss before reclassifications	—	0.7	0.7
Amounts reclassified from AOCI / (AOCL) to earnings	(0.9)	1.0	0.1
Reclassification of AOCI from sale of redeemable stock of subsidiaries	—	2.7	2.7
DPL LLC conversion tax transfer to Parent (Note 1 and Note 7)	7.9	9.6	17.5
Net current period other comprehensive income	7.0	14.0	21.0

Balance at December 31, 2025	$17.4	$(1.7)	$15.7

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Estimates of the liabilities for insurance and claims costs associated with

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

MVIC and the liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers are as follows:

	Balance Sheet	December 31,
$ in millions	Classification	2025	2024
Estimated insurance and claims costs	Accrued and other current liabilities	$3.1	$2.2

Estimated liabilities for medical, life, disability and other reserves	Accrued and other current liabilities and Other non-current liabilities	$7.6	$7.3

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

	Years ended December 31,
$ in millions	2025	2024	2023
Excise taxes collected	$50.1	$48.7	$46.6

Repair and Maintenance Costs
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Pension and Postretirement Benefits
We recognize in our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, which would otherwise be recognized in AOCI / (AOCL), recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCI / (AOCL). All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

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

DPL and its subsidiaries file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method as specified in our tax allocation agreement, and which provides a consistent, systematic and rational approach. Income tax expense is not allocated to disregarded single-member LLCs which are not severally liable for taxes reported on the consolidated U.S. income tax return. See Note 7. Income Taxes for more information.

New accounting pronouncements adopted in 2025
The following table provides a brief description of recent accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements.

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
		December 31, 2025	We adopted this standard on a prospective basis. Please refer to Note 7. Income Taxes for impact.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

2025-09: Hedge Accounting Improvements
Issue 1: Similar Risk Assessment for Cash Flow Hedges
The amendments in this Update permit grouping forecasted transactions in a cash flow hedge based on similar risk exposures, subject to initial and ongoing risk assessments.
Issue 2: Hedging Forecasted Interest Payments on Choose‑Your‑Rate Debt
The amendments in this Update provide a model to facilitate the application of cash flow hedge accounting for forecasted interest payments on variable‑rate debt that permits borrowers to change the interest rate index and reset frequency (“choose‑your‑rate” debt).
Issue 3: Cash Flow Hedges of Nonfinancial Forecasted Transactions
The amendments in this Update expand hedge accounting for forecasted purchases and sales of nonfinancial assets by allowing hedging of eligible price components and subcomponents, subject to specific criteria.
Issue 4: Net Written Options as Hedging Instruments
The amendments in this Update eliminate the requirement to apply the net written option test to compound derivatives consisting of a swap and a written option that are designated as hedging instruments in cash flow or fair value hedges of interest rate risk.
Issue 5: Foreign‑Currency‑Denominated Debt Used in Dual Hedges
The amendments in this Update eliminate recognition and presentation mismatches in dual hedge strategies by excluding fair value hedge basis adjustments from net investment hedge effectiveness assessments and requiring related foreign exchange gains and losses to be recognized in earnings.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption.
We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2025-11: Interim Reporting (Topic 270)—Narrow-Scope Improvements
The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 by organizing existing GAAP interim disclosure requirements into a single framework and clarifying when additional disclosures are required for material events occurring after the most recent annual reporting period.
	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2025-12: Codification Improvements
The amendments in this Update include 34 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.

The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.
We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2. REGULATORY MATTERS

AES Ohio ESPs and Smart Grid Plans

AES Ohio ESP Appeal - From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (“ESP 3”). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (“ESP 1”). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.

Smart Grid Comprehensive Settlement - On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and a PUCO decision is pending.

ESP 4 - On September 26, 2022, AES Ohio filed its latest ESP (“ESP 4”) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide safeguards for price stability and continue investments in local economic development.

On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “ESP 4 Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO issued their opinion and order accepting the ESP 4 Settlement as filed. AES Ohio is currently operating under this ESP 4 until its expiration, which was extended to May 31, 2027 based on House Bill 15, unless superseded by a Commission-approved Three-Year Rate Plan and MRO.

Distribution Rate Cases

2024 Distribution Rate Case - On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “2024 DRC Settlement”) with various intervening parties and the Staff of the PUCO and on November 5, 2025 the PUCO issued their opinion and order accepting the 2024 DRC Settlement as filed. Updated customer rates and charges became effective on November 6, 2025. The 2024 DRC Settlement provides for updated base rates for electric distribution service customers in AES Ohio's service territory and, among other matters, includes:

•An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the DIR;
•A return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•The net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio's customer billing system upgrade.

Ohio Energy Legislation and Three-Year Rate Plan - On April 30, 2025, the Ohio legislature passed new energy legislation (“House Bill 15”) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace ESPs and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminated as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition and cash flows.

To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a Three-Year Rate Plan. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028, and 2029. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Tax Savings Credit Rider
As a result of the TCJA and the resulting decrease of the federal corporate income tax rate, AES Ohio established a Tax Savings Credit Rider (“TSCR”) for the purpose of returning certain benefits of the TCJA to customers, which was approved by the PUCO in 2018 as part of a stipulation adopted by the PUCO in AES Ohio’s 2015 distribution rate case. In November 2024, AES Ohio filed an application to update the TSCR to address an inadvertent normalization violation identified by the Company. On July 9, 2025, the PUCO approved AES Ohio’s application to update its TSCR to correct the inadvertent normalization violation through collection of $13.6 million from customers over twelve months, which became effective in August 2025.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following table presents AES Ohio’s regulatory assets and liabilities:

	Type of Recovery	Recovery Period	December 31,
$ in millions			2025	2024
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2026	$52.2	$63.4
Costs being recovered through basic rates and charges	B	2026	7.2	4.8
Transmission formula rate debits	A	2026	1.7	13.8
Total regulatory assets, current			61.1	82.0

Regulatory assets, non-current:
Pension benefits	A	Ongoing	49.8	58.8
Undercollections to be collected through rate riders	A/B/C	Various	60.4	65.9
Costs being recovered through basic rates and charges	B	2030	17.0	13.6
Unamortized loss on reacquired debt	B	Ongoing	—	0.5
Transmission formula rate debits	A	2027	10.2	1.2
Total regulatory assets, non-current			137.4	140.0

Total regulatory assets			$198.5	$222.0

Regulatory liabilities, current:
Overcollection and other credits being passed:
to customers through rate riders	A	2026	0.2	9.3
to customers through transmission rates	A	2026	1.6	1.0
Total regulatory liabilities, current			1.8	10.3

Regulatory liabilities, non-current:
ARO and accrued asset removal costs		Not Applicable	139.9	131.0
Deferred income taxes payable to customers through rates		Ongoing	44.4	35.0
Overcollection and other credits being passed:
to customers through rate riders	B	2027	2.3	—
to customers through transmission rates	A	2026	—	1.5
Other non-current regulatory liabilities	B/C	Ongoing	2.9	1.9
Total regulatory liabilities, non-current			189.5	169.4

Total regulatory liabilities			$191.3	$179.7
A – Recovery of incurred costs plus rate of return. Refund of incurred credits, plus rate of return.
B – Recovery of incurred costs without a rate of return. Refund of incurred credits without a rate of return.
C – Recovery or refund not determined, but is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities

Current regulatory assets primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain.

Current undercollections to be collected through rate riders include: (i) the TCJA regulatory asset, (ii) the TCRR, (iii) the SCRR, (iv) the SOR, (v) the IIR, (vi) the RCR, (vii) the PRO, (viii) the DIR, (ix) the LGR, and (x) the EER. Current regulatory assets also include the current portion of certain deferred costs to be collected through base rates, which include: (i) vegetation management costs, (ii) distribution rate case costs, and (iii) one-time costs supporting the implementation of AES Ohio's customer billing system upgrade. Costs recovered through base rates do not earn a return on investment.

Current overcollection of costs to be refunded through rate riders include: (i) the overcollection of SOR costs, (ii) the current portion of the PJM transmission enhancement settlement, (iii) the TCRR overcollection, and (iv) the TCJA regulatory liability.

AES Ohio is earning a return on $17.2 million of the current net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the TCRR, (ii) the RCR, and (iii) and the SOR.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Non-current regulatory assets and liabilities

Non-current regulatory assets primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. Non-current undercollections to be collected through rate riders include: (i) the SCRR, (ii) the EER, (iii) the IIR, (iv) the PRO, (v) the RCR, and (vi) the CPR. It also includes the non-current portion of certain deferred costs to be collected through base rates, which include: (i) vegetation management costs, (ii) distribution rate case costs, (iii) distribution investment costs, and (iv) one-time costs supporting the implementation of AES Ohio's customer billing system upgrade. Costs recovered through base rates do not earn a return on investment.

Non-current overcollection of costs to be refunded through rate riders include the overcollection of vegetation management costs.

AES Ohio is earning a return on $15.8 million of the non-current net undercollections / (overcollections) to be collected / (refunded) through rate riders including: (i) the TCRR, (ii) the RCR, and (iii) and the SOR.
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

Transmission formula rate debits/credits

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year, as described above under “FERC Transmission Rates”.

ARO and accrued asset removal costs

Estimated costs of removal - regulated property reflect an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

Deferred income taxes payable to customers through rates

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

3. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment with corresponding composite depreciation rates:

	December 31, 2025		December 31, 2024
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$871.7	2.4%	$759.9	2.0%
Distribution	2,277.2	3.5%	2,044.7	3.3%
General	20.7	5.8%	20.0	5.6%
Non-depreciable	115.8	N/A	112.0	N/A
Total regulated	3,285.4		2,936.6
Unregulated:
Other	37.3	3.5%	35.6	3.5%
Non-depreciable	5.4	N/A	5.4	N/A
Total unregulated	42.7		41.0
Total property, plant and equipment in service	3,328.1	3.1%	2,977.6	2.9%
Less: accumulated depreciation	(647.3)		(571.7)
Net property, plant and equipment in service	2,680.8		2,405.9
Construction work in process	205.0		165.5
Property, plant and equipment, net	$2,885.8		$2,571.4

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

Fair Value Hierarchy and Valuation Techniques
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are categorized using the market approach as follows:
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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

These financial instruments are not subject to master netting agreements or collateral requirements and, as such, are presented in the Consolidated Balance Sheets at their gross fair value.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other non-current assets on the Consolidated Balance Sheets and are classified as equity securities. Net unrealized gains related to equity investments still held as of December 31, 2025 and 2024 are as follows:

	Years ended December 31,
$ in millions	2025	2024
Net unrealized gains (a)	$0.7	$0.7

(a)    These amounts are included in Other income / (expense), net in our Consolidated Statements of Operations.

Recurring Fair Value Measurements
The fair value of assets at December 31, 2025 and 2024 and the respective category within the fair value hierarchy was determined as follows:

$ in millions	Fair Value at December 31, 2025				Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.8	$—	$—	$0.8	$0.4	$—	$—	$0.4
Mutual funds	7.5	—	—	7.5	7.6	—	—	7.6
Total assets	$8.3	$—	$—	$8.3	$8.0	$—	$—	$8.0

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	Carrying Amount	Fair Value at December 31, 2025				Carrying Amount	Fair Value at December 31, 2024
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,798.3	$—	$1,684.3	$16.4	$1,700.7	$1,840.0	$—	$1,692.4	$16.6	$1,709.0

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following tables provide information on gains recognized in AOCL for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2025	2024	2023
$ in millions (net of tax)	Interest Rate Hedge	Interest Rate Hedge	Interest Rate Hedge
Beginning accumulated derivative gain in AOCI	$10.4	$11.2	$12.0

Net gains reclassified to earnings:
Interest expense	(0.9)	(0.8)	(0.8)
Ending accumulated derivative gain in AOCI	$9.5	$10.4	$11.2

Net gains expected to be reclassified to earnings in the next twelve months	$(1.0)

6. DEBT

Long-term debt is as follows:

$ in millions	Interest Rate	Maturity	December 31, 2025	December 31, 2024
AES Ohio debt
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	4.55%	2030	375.0	—
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.4	16.6
Unamortized deferred financing costs			(9.1)	(6.6)
Unamortized debt discounts			(2.5)	(2.1)
Total long-term debt at AES Ohio			1,384.8	1,012.9

Senior unsecured notes	4.125%	2025	—	415.0
Senior unsecured notes	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(1.7)	(2.9)
Unamortized debt discounts			(0.4)	(0.6)
Total long-term debt			1,798.3	1,840.0
Less: current portion			(0.2)	(414.4)
Long-term debt, net of current portion			$1,798.1	$1,425.6

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
(c)    Note payable to related party. See Note 11. Related Party Transactions for more information.

Revolving Credit Agreements
AES Ohio entered into the third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. At December 31, 2025 and 2024, the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $140.0 million, respectively.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Debt Maturities
At December 31, 2025, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,	$ in millions
2026	$0.2
2027	140.2
2028	92.7
2029	400.2
2030	375.2
Thereafter	803.5
1,812.0
Unamortized debt discounts	(2.9)
Deferred financing costs, net	(10.8)
Total long-term debt	$1,798.3

Significant Transactions
In August 2025, AES Ohio issued $375 million aggregate principal amount of first mortgage bonds, 4.55% Series, due August 2030 (the “2030 AES Ohio Bonds”), pursuant to rule 144A and Regulation S under the Securities Act. The net proceeds from this offering were used to repay the $150.0 million 364-day term loan agreement, outstanding borrowings on the Credit Agreement, and for general corporate purposes.

Pursuant to a registration rights agreement dated August 19, 2025, AES Ohio agreed to register the 2030 AES Ohio Bonds under the Securities Act by filing an exchange offer registration statement on Form S-4 with the SEC on December 5, 2025 in respect of its obligations under such registration rights agreement, and this registration statement was declared effective on December 12, 2025. The exchange offer closed on January 21, 2026.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. In August 2025, a portion of the net proceeds from the 2030 AES Ohio Bonds were used to repay the $150.0 million 364-day term loan agreement in full.

DPL's Senior Unsecured Notes
On April 4, 2025, DPL issued a Notice of Full Redemption to the Trustee (“U.S. Bank”), with respect to the 4.125% Senior unsecured notes due July 1, 2025 (“2025 DPL Notes”). DPL notified the Trustee that it was calling the $415.0 million outstanding of the 2025 DPL Notes. The redemption date was May 4, 2025. These notes were redeemed at par plus accrued interest, with no make-whole premium using cash on hand from DPL's sale of a minority interest in AES Ohio. See Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio for more information.

Debt Covenants and Restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, each contain one financial covenant, respectively. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt by total capitalization. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of December 31, 2025 AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting distributions to its parent. As of December 31, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

7. INCOME TAXES

The entire amount of income before income tax relates to domestic operations. DPL’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2025	2024	2023
Components of tax expense / (benefit)
Federal - current	$(2.6)	$(17.7)	$(20.0)
State and local - current	—	(0.1)	0.4
Total current	(2.6)	(17.8)	(19.6)

Federal - deferred	21.2	10.2	24.5
State and local - deferred	4.3	4.6	1.7
Total deferred	25.5	14.8	26.2
Tax expense / (benefit)	$22.9	$(3.0)	$6.6

Effective and Statutory Rate Reconciliation

The provision for income taxes is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference for 2025, stated in amount and as a percentage of pretax income following the prospective adoption of ASU 2023-09, are as follows:

	2025
$ in millions	Amount	Percentage
U.S. Federal statutory tax rate	$11.7	21.0%
State and local income taxes, net of federal income tax effects (a)	4.1	7.3%
Nontaxable or nondeductible items
AFUDC	1.0	1.7%
Disregarded single-member LLCs not allocated income tax expense	2.8	5.0%
Other adjustments
Reversal of Excess Deferred Taxes	3.3	6.0%
Total income tax expense / Effective tax rate	$22.9	41.0%

(a)     State taxes in Ohio make up the majority (greater than 50 percent) of the tax effect in this category.

The reasons for the difference for 2024 and 2023, stated as a percentage of pretax income, prior to the adoption of ASU 2023-09, are as follows:

	2024	2023
Statutory Federal tax rate	21.0%	21.0%
State taxes, net of Federal tax benefit	5.2%	2.5%
AFUDC - equity	(4.5)%	(0.2)%
Depreciation of flow-through differences	(50.4)%	(7.6)%
Amortization of investment tax credits	(0.1)%	—%
Other, net	1.0%	(0.1)%
Effective tax rate	(27.8)%	15.6%

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (ii) operating loss carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2025	2024
Deferred tax liabilities
Relating to utility property, net	$255.5	$218.2
Regulatory assets recoverable through future rates	8.7	34.4
Employee benefit plans	3.7	4.5
Other	3.1	—
Total deferred tax liabilities	271.0	257.1
Deferred tax assets:
Operating loss carryforwards	33.2	—
Long-term debt	—	4.7
Other (a)	4.8	2.8
Total deferred tax assets	38.0	7.5
Deferred income tax liability - net	$233.0	$249.6

(a)    The Other caption includes deferred tax assets of $0.0 million in 2025 and $32.0 million in 2024 related to state and local tax net operating loss carryforwards, with related valuation allowances of $0.0 million in 2025 and $31.8 million in 2024.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive income / (loss):

	Years ended December 31,
$ in millions	2025	2024	2023
Tax expense / (benefit)	$0.9	$(0.1)	$(0.6)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits did not change in 2024 and was $0.4 million at December 31, 2025 and 2024.

The following table presents the changes to our uncertain tax positions:

$ in millions	2025	2024	2023
Unrecognized tax benefits at January 1	$0.4	$0.4	$0.4
Gross increases - current period tax positions	—	—	—
Gross decreases - prior period tax positions	—	—	—
Unrecognized tax benefits at December 31	$0.4	$0.4	$0.4

Tax years subsequent to 2021 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax benefit. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

DPL is no longer subject to U.S. federal income tax examinations for tax years through 2021, but all subsequent periods are open. DPL is no longer subject to state income tax examinations for tax years through 2021 but all subsequent periods are open.

On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. As a result of the conversion, DPL LLC, Miami Valley Lighting, and AES Ohio Generation each became a disregarded single member LLC of AES for U.S. federal income tax purposes and are no longer severally liable for taxes reported on the consolidated federal income tax return of AES for periods beginning after April 3, 2025. DPL LLC will no longer allocate income tax expense to disregarded single member LLCs and has derecognized the tax balances, including AOCI tax balances, of all disregarded single-member LLCs. The net tax

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

liability of $28.1 million was transferred to AES and accounted for through equity effective April 3, 2025. However, DPL remains liable for taxes under its tax sharing agreement with AES.

8. BENEFIT PLANS

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $8.6 million and $7.9 million at December 31, 2025 and 2024, respectively, were not material to the consolidated financial statements in the periods covered by this report.

Defined Contribution Plans
The 401(k) Plans are qualified under Section 401 of the Internal Revenue Code.

Participants may elect to contribute up to 85% of eligible compensation to their plans. The AES Ohio non-union 401(k) plan for non-union participants hired before January 1, 2011, provides that participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $3,000 for 2025 and they are fully vested in their employer contributions after 3 years of service. Non-union and union employees become eligible to participate in their respective plan upon date of hire. All participants are fully vested in their own contributions. Effective December 31, 2024, non-union participants hired after December 31, 2010, in the AES Ohio non-union 401(k) plan were frozen regarding the AES Ohio non-union 401(k) plan and became eligible for The AES Corporation Retirement Savings Plan (“RSP”). The RSP matches 100% of contributions on the first 5% of eligible compensation and also provides for a non-matching contribution of 4% of eligible compensation. Matching contributions in this plan are fully vested while non-matching contributions vest ratably over 5 years of service with AES or its affiliates.

We contributed $4.8 million, $3.8 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. AES Ohio matching contributions are paid bi-weekly, in arrears. The contributions by year may include the bi-weekly matching contribution that is paid in the following year in addition to employer matching true-up contributions. AES Ohio also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

In addition, we have a Supplemental Executive Retirement Plan (“SERP”) for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities, which represent the regulated portion that would otherwise be charged or credited to AOCI / (AOCL). We have historically recorded these costs on an accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth the changes in the Pension Plans' obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2025 and 2024. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.3 million, $1.1 million and $0.9 million of costs billed to the Service Company for the years ended December 31, 2025, 2024 and 2023, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2025	2024
Benefit obligation at January 1	$282.4	$298.6
Service cost	2.2	2.5
Interest cost	14.5	14.6
Actuarial loss / (gain)	2.7	(12.4)
Benefits paid	(35.8)	(20.9)
Benefit obligation at December 31	266.0	282.4

Change in plan assets
Fair value of plan assets at January 1	260.1	268.4
Actual return on plan assets	26.5	5.0
Employer contributions	7.7	7.6
Benefits paid	(35.8)	(20.9)
Fair value of plan assets at December 31	258.5	260.1

Unfunded status of plan	$(7.5)	$(22.3)

	December 31,
Amounts recognized in the Consolidated Balance Sheets	2025	2024
Current liabilities	$(0.2)	$(0.2)
Non-current liabilities	(7.3)	(22.1)
Net liability at end of year	$(7.5)	$(22.3)

Amounts recognized in AOCI / (AOCL), Regulatory assets, non-current, pre-tax
Components:
Prior service cost	$5.7	$6.7
Net actuarial loss	62.7	74.0
AOCI / (AOCL), Regulatory assets, pre-tax	$68.4	$80.7
Recorded in:
Regulatory asset, non-current	$47.5	$56.0
AOCI / (AOCL)	20.9	24.7
AOCI / (AOCL), Regulatory assets, pre-tax	$68.4	$80.7

The accumulated benefit obligation for our Pension Plans was $258.2 million and $274.7 million at December 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The net periodic benefit cost of the Pension Plans was:

	Years ended December 31,
$ in millions	2025	2024	2023
Service cost	$2.2	$2.5	$3.0
Interest cost	14.5	14.6	15.8
Expected return on assets	(15.8)	(14.8)	(17.6)
Amortization of unrecognized:
Actuarial loss	3.2	2.1	0.6
Prior service cost	1.0	1.0	1.0
Net periodic benefit cost	$5.1	$5.4	$2.8

Rates relevant to each year's expense calculations
Discount rate	5.66%	5.14%	5.41%
Expected return on plan assets	6.05%	5.15%	5.40%
Rate of compensation increase	3.21%	3.21%	3.21%

The components of net periodic benefit cost, other than service cost, are included in Total other expense, net in the Consolidated Statements of Operations.

The following table presents other changes in Pension Plan assets and benefit obligations recognized in AOCI / (AOCL), Regulatory assets, non-current and Regulatory liabilities, non-current:

	Years ended December 31,
$ in millions	2025	2024	2023
Net actuarial loss / (gain)	$(8.1)	$(2.6)	$0.7
Plan amendments	—	—	1.4
Reversal of amortization item:
Net actuarial loss	(3.2)	(2.1)	(0.6)
Prior service cost	(1.0)	(1.0)	(1.0)
Total recognized in AOCI / (AOCL), Regulatory assets and Regulatory liabilities	$(12.3)	$(5.7)	$0.5

Total recognized in net periodic benefit cost and AOCI / (AOCL), Regulatory assets and Regulatory liabilities	$(7.2)	$(0.3)	$3.3

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $2.7 million increased the benefit obligation for the year ended December 31, 2025 and an actuarial gain of $12.4 million decreased the benefit obligation for the year ended December 31, 2024. The actuarial loss in 2025 was primarily due to a decrease in the discount rate and the actuarial gain in 2024 was primarily due to an increase in the discount rate.

Assumptions
Pension expense for the following year is determined as of the December 31 measurement date. The assumptions used in developing the required estimate include the following factors: a discount rate used to determine the projected benefit obligation, salary growth, retirement rates, inflation, expected return on plan assets, and mortality rates.

As of the December 31, 2025 measurement date, we decreased the expected long-term rate of return on plan assets assumption to 5.95%. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, as of the December 31, 2025 measurement date, we decreased our assumed discount rate to 5.52% from 5.66% for pension expense to reflect current duration-based yield curve discount rates. A 1% increase / decrease in the rate of return assumption for pension would result in a corresponding decrease / increase in 2026 pension expense of approximately $2.5 million. A 0.25-percentage point increase / decrease in the discount rate for pension would result in a corresponding decrease / increase of approximately $0.3 million to 2026 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2025. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of ASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations were:

Benefit Obligation Assumptions	Pension
	2025	2024
Discount rate	5.52%	5.66%
Rate of compensation increase	3.20%	3.21%

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

All plan assets at December 31, 2025 are common collective trusts. With the exception of the cash and cash equivalents, the common collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy. The underlying investments are mutual funds, common stock, or debt securities, in alignment with the target asset allocation.

The following table summarizes our target pension plan allocation:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2025	2024
Equity Securities	32%	31%	31%
Debt Securities	68%	68%	68%
Cash and Cash Equivalents	—%	1%	1%

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The fair values of our Pension Plans' assets at December 31, 2025 by asset category are as follows:

$ in millions	Market Value at December 31, 2025	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Common collective trusts
Equities (a)	$81.6	$—	$81.6	$—
Debt securities (b)	117.1	—	117.1	—
Government debt securities (c)	58.2	—	58.2	—
Total common collective trusts	256.9	—	256.9	—
Cash and cash equivalents (d)	1.6	1.6	—	—
Total pension plan assets	$258.5	$1.6	$256.9	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. We contributed $7.5 million, $7.5 million and $7.5 million to the pension plan in the years ended December 31, 2025, 2024 and 2023.

We expect to make contributions of $0.2 million to our SERP in 2026 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2026.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

Funding for the Pension Plans is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Ohio’s funded target liability percentage was estimated to be 98%. In addition, AES Ohio must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $4.8 million in 2026, which includes $0.5 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. AES Ohio’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2026	$20.0
2027	19.9
2028	19.8
2029	19.8
2030	19.7
2031 - 2035	97.0

9. EQUITY

Agreement to Sell Minority Interest in AES Ohio
On April 4, 2025, DPL sold an aggregate indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $537.5 million, net of transaction costs, on the Consolidated Balance Sheets. The transaction also resulted in reclassification of $2.7 million of pension related AOCL to Member's equity. There is no change in management or operational control of DPL or AES Ohio as a result of the transaction. As DPL maintained control after the transaction, AES Ohio continues to be consolidated by DPL.

The shareholders' agreements contain certain redemption features that, while not currently in effect, are not solely in DPL's control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholders' agreements is remote, but would require redemption at fair value. Therefore, as of December 31, 2025, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.

Prior to the transaction closing, DPL contributed to AES Ohio Holdings, Inc. (“Ohio Holdings”) 100% of the issued and outstanding shares of AES Ohio, such that Ohio Holdings owns 100% of AES Ohio.

Contributions from AES
During the years ended December 31, 2024 and 2023, DPL received $200.0 million and $260.0 million, respectively, in contributions from AES. The proceeds in 2023 represented equity contributions of $239.0 million and payments of $21.0 million against a tax receivable from AES. DPL then made the same investments in AES Ohio. The proceeds are primarily for funding needs related to AES Ohio’s capital expenditure program.

Restrictions on Distributions
DPL’s Operating Agreement contains provisions which state that DPL may not make a distribution to its member or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no Event of Default (as defined in the Operating Agreement) and no such Event of Default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, (b)(ii) if such ratios are not within the parameters, DPL’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. Further, the restrictions on the payment of distributions to a member and the making of loans to its affiliates (other than subsidiaries) cease to be in effect if the three major credit rating agencies confirm that a lowering of DPL’s senior long-term debt rating below investment grade by the credit rating agencies would not

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

occur without these restrictions. As of December 31, 2025, DPL was in compliance with all covenants and no event of default existed.

10. CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2025, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Purchased power commitments	$130.7	$81.0	$49.7	$—	$—
Purchase orders and other contractual obligations	$210.4	$169.1	$38.1	$3.2	$—

Purchased power commitments
AES Ohio enters into long-term contracts for purchased power through the SSO competitive bid auctions. In general, these contracts are subject to variable quantities and are terminable only in limited circumstances.

Purchase orders and other contractual obligations
At December 31, 2025, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include:

•regulatory liabilities (see Note 2.Regulatory Matters);
•taxes (see Note 7.Income Taxes);
•pension and other postretirement employee benefit liabilities (see Note 8. Benefit Plans);
•contingencies (see Note 10. Contractual Obligations, Commercial Commitments and Contingencies); and
•amounts due to related parties (see Note 11. Related Party Transactions).

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2025, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2025.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of December 31, 2025 and December 31, 2024.

Guarantees
In connection with the transaction described in Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio, DPL agreed to indemnify CDPQ related to certain matters as described in the Purchase Agreements. These matters primarily include any future losses from environmental claims or retirement obligations that could be raised with respect to our previously-owned and operated generation assets, and potential losses related to certain pending legal and regulatory proceedings. The maximum potential indemnification amount pertaining to the pending legal and regulatory proceedings is estimated to be $60.8 million, while the maximum potential indemnification amount pertaining to any future losses from environmental claims or retirement obligations cannot be reasonably estimated, as it is subject to, and will only be effective upon, the occurrence of future events. We believe the likelihood of any payments under these arrangements is remote, and the resulting fair value of these indemnifications is not material.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of December 31, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $42.8 million, of OVEC's $872.8 million in debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

11. RELATED PARTY TRANSACTIONS

Service Company
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses.

Benefit Plans
DPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including, but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

Long-term Compensation Plan
During 2025, 2024 and 2023, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three -year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense for the years ended December 31, 2025, 2024 and 2023 was not material and is included in Operation and maintenance on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the three-year vesting period and a portion is recorded as miscellaneous deferred credits with the remainder included in Other paid-in capital on DPL’s Consolidated Balance Sheets in accordance with ASC 718 - Compensation - Stock Compensation.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2025	2024	2023
Transactions included in Operation and Maintenance on the Consolidated Statements of Operations:
Net charges from the Service Company	$68.7	$62.8	$48.3
Services provided by AES and other AES affiliates	$22.0	$22.3	$16.8
Services provided by other related parties	$0.2	$1.9	$1.7

Transactions primarily included in Property, plant and equipment, net and Intangible assets, net on the Consolidated Balance Sheets:
Charges from the Service Company	$8.5	$54.6	$31.8
Charges from other AES affiliates	$1.9	$—	$—

Transactions primarily included in Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets	$1.7	$—	$—

Balances with related parties (included in Accounts Payable):	At December 31, 2025	At December 31, 2024
Net payable to the Service Company	$(4.3)	$(26.9)
Net receivable from AES and other AES affiliates	$0.3	$—

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the “Trust”), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.1 million and $0.1 million at December 31, 2025 and 2024, respectively, is included in Other non-current assets on the Consolidated Balance Sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2025 and 2024, respectively, that was established upon the Trust’s deconsolidation in 2003. This note payable is included in Long-term debt on the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2025
Revenue from external customers	$1,060.7	$9.9	$—	$1,070.6
Intersegment revenue	1.1	4.6	(5.7)	—
Total revenue	1,061.8	14.5	(5.7)	1,070.6

Purchased power	393.4	2.0	(1.1)	394.3
Operation and maintenance	278.1	7.6	(4.6)	281.1
Depreciation and amortization	117.5	1.9	—	119.4
Taxes other than income taxes	137.0	0.3	—	137.3
Interest expense	57.8	24.6	—	82.4
Other segment items (a)	3.3	(3.1)	—	0.2
Income / (loss) before income tax	74.7	(18.8)	—	55.9
Income tax expense / (benefit)	24.1	(1.2)	—	22.9
Net income / (loss)	$50.6	$(17.6)	$—	$33.0

Cash capital expenditures	$385.7	$1.5	$—	$387.2
(a)    Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2024
Revenue from external customers	$866.7	$9.8	$—	$876.5
Intersegment revenue	0.9	4.9	(5.8)	—
Total revenue	867.6	14.7	(5.8)	876.5

Purchased power	315.4	1.9	(0.9)	316.4
Operation and maintenance	258.3	5.7	(4.9)	259.1
Depreciation and amortization	93.4	1.8	—	95.2
Taxes other than income taxes	113.4	0.1	—	113.5
Interest expense	48.2	36.6	0.2	85.0
Other segment items (a)	(1.2)	(2.1)	(0.2)	(3.5)
Income / (loss) before income tax	40.1	(29.3)	—	10.8
Income tax expense / (benefit)	3.2	(6.2)	—	(3.0)
Net income / (loss)	$36.9	$(23.1)	$—	$13.8

Cash capital expenditures	$547.9	$1.6	$—	$549.5
(a)    Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2023
Revenue from external customers	$851.3	$9.7	$—	$861.0
Intersegment revenue	0.7	4.4	(5.1)	—
Total revenue	852.0	14.1	(5.1)	861.0

Purchased power	346.0	1.6	(0.7)	346.9
Operation and maintenance	229.8	6.7	(4.4)	232.1
Depreciation and amortization	80.7	1.4	—	82.1
Taxes other than income taxes	100.6	0.2	—	100.8
Interest expense	25.8	39.2	(1.4)	63.6
Other segment items (a)	(5.8)	(2.4)	1.4	(6.8)
Income / (loss) before income tax	74.9	(32.6)	—	42.3
Income tax expense / (benefit)	13.5	(6.9)	—	6.6
Net income / (loss)	$61.4	$(25.7)	$—	$35.7

Cash capital expenditures	$384.3	$3.6	$—	$387.9
(a)    Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Total Assets	December 31, 2025	December 31, 2024	December 31, 2023
Utility	$3,730.8	$3,355.2	$2,871.0
All Other (a)	50.2	62.2	35.2
DPL Consolidated	$3,781.0	$3,417.4	$2,906.2

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

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

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

RTO ancillary revenue
Compensation for use of AES Ohio’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenue. As AES Ohio owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e., AES Ohio) and recognized as transmission revenue.

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

DPL's revenue from contracts with customers was as follows:

	Years ended December 31,
$ in millions	2025	2024	2023
Revenue from contracts with customers	$1,055.1	$865.1	$861.6

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2025, 2024 and 2023:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$541.6	$—	$—	$541.6
Commercial revenue	193.4	—	—	193.4
Industrial revenue	75.5	—	—	75.5
Governmental revenue	32.5	—	—	32.5
Other (a)	12.3	—	—	12.3
Total retail revenue from contracts with customers	855.3	—	—	855.3
Wholesale revenue
Wholesale revenue from contracts with customers	28.7	—	(1.0)	27.7
RTO ancillary revenue	156.8	0.1	—	156.9
Capacity revenue	5.4	—	—	5.4
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.8	—	9.8
Other miscellaneous revenue	15.6	4.6	(4.7)	15.5
Total revenue	$1,061.8	$14.5	$(5.7)	$1,070.6

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$451.4	$—	$—	$451.4
Commercial revenue	161.2	—	—	161.2
Industrial revenue	67.0	—	—	67.0
Governmental revenue	26.5	—	—	26.5
Other (a)	11.3	—	—	11.3
Total retail revenue from contracts with customers	717.4	—	—	717.4
Wholesale revenue
Wholesale revenue from contracts with customers	17.5	—	(0.9)	16.6
RTO ancillary revenue	120.4	0.1	—	120.5
Capacity revenue	0.9	—	—	0.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.7	—	9.7
Other miscellaneous revenue	11.4	4.9	(4.9)	11.4
Total revenue	$867.6	$14.7	$(5.8)	$876.5

Notes to Consolidated Financial Statements - DPL LLC                        Table of Contents

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2023
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$478.9	$—	$—	$478.9
Commercial revenue	162.1	—	—	162.1
Industrial revenue	66.6	—	—	66.6
Governmental revenue	24.3	—	—	24.3
Other (a)	13.0	—	—	13.0
Total retail revenue from contracts with customers	744.9	—	—	744.9
Wholesale revenue
Wholesale revenue from contracts with customers	15.8	—	(0.7)	15.1
RTO ancillary revenue	88.4	0.1	—	88.5
Capacity revenue	3.5	—	—	3.5
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	9.6	—	9.6
Other miscellaneous revenue	(0.6)	4.4	(4.4)	(0.6)
Total revenue	$852.0	$14.1	$(5.1)	$861.0

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were as follows:

$ in millions	December 31, 2025	December 31, 2024
Receivables from contracts with customers	$158.2	$103.9

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

14. SUBSEQUENT EVENTS

Merger Agreement - On March 1, 2026, AES entered an Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions.

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Financial Audit Committee of AES pre-approves the audit and non-audit services provided by the independent auditors for itself and its subsidiaries, including DPL and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to DPL and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(C) to Regulation S-X of the Exchange Act.

In addition to the pre-approval policies of the AES Financial Audit Committee, DPL's Board of Directors will specifically approve the annual audit services and fees of the independent auditor and the taking of other related actions, such as entering into the terms of the engagement letter.

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of the Financial Statements, included in this Annual Report on Form 10-K and review of financial statements included in DPL's quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.

The following table presents the aggregate fees billed to DPL for products and services provided by our principal accountants:

	Years ended December 31,
	2025	2024
Audit Fees	$1,618,972	$1,369,644
Audit-related Fees
Fees for the audit of AES Ohio's employee benefit plans	106,100	104,040
Assurance services for debt offering documents	150,000	—
Other	39,900	39,134
Total	$1,914,972	$1,512,818

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to the financial statements and schedules

(b) Exhibits

DPL exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s Annual Report on Form 10-K, respectively, are:

Exhibit Number	Exhibit	Location
2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017
2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018
3(a)	Articles of Organization of DPL LLC, dated April 3, 2025	Exhibit 3.1 to Report on Form 8-K filed April 4, 2025
3(b)	Operating Agreement of DPL LLC, dated April 3, 2025	Exhibit 3.2 to Report on Form 8-K filed April 4, 2025
3(c)	Certificate of Conversion, dated April 3, 2025	Exhibit 3.3 to Report on Form 8-K filed April 4, 2025
4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
4(c)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005
4(d)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
4(e)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
4(f)
Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein
Exhibit 4(c) to Registration Statement No. 333-74630
4(g)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series A bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015
4(h)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015
4(i)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015
4(j)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015
4(k)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017
4(l)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019
4(m)	First Supplemental Indenture dated April 4, 2025, by and between DPL LLC and U.S. Bank Trust Company, National Association, as Trustee	Exhibit 4.2 to Report on Form 10-Q filed May 1, 2025
4(n)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019
4(o)	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020
4(p)	54th Supplemental Indenture, dated April 1, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Exhibit 4(p) to Report on Form 10-K filed March 5, 2025
4(q)	55th Supplemental Indenture, dated December 15, 2023, between The Dayton Power and Light Company d/b/a AES Ohio and The Bank of New York Mellon as Trustee	Exhibit 4(q) to Report on Form 10-K filed March 5, 2025
4(r)
56th Supplemental Indenture between AES Ohio and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated August 19, 2025, relating to the 4.550% First Mortgage Bonds due 2030 (including the form of Bond attached as an exhibit thereto)
Exhibit 4.1 to Report on 8-K filed on August 19, 2025

Exhibit Number	Exhibit	Location
10(a)
Amended and Restated Credit Agreement, dated as of March 25, 2025, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender
Exhibit 10.1 to Report on Form 10-Q filed May 1, 2025
10(b)	Stipulation and Recommendation dated October 23, 2020	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020
10(c)	Stipulation and Recommendation dated April 10, 2023	Exhibit 10.1 to Report on Form 8-K filed April 10, 2023
10(d)	Stipulation and Recommendation dated August 13, 2025	Exhibit 10.1 to Report on Form 8-K filed August 14, 2025
10(e)	AES Ohio Holdings, Inc. Purchase and Sale Agreement dated September 13, 2024 by and between DPL Inc. and Astrid Holdings LP.	Exhibit 10.1 to Report on Form 10-Q filed October 31, 2024
10(f)	AES Ohio Investments, Inc. Purchase and Sale Agreement dated September 13, 2024 by and between DPL Inc. and Astrid Holdings LP.	Exhibit 10.2 to Report on Form 10-Q filed October 31, 2024
10(g)	AES Ohio Investments, Inc. Shareholders' Agreement by and among DPL LLC, AES Ohio Investments, Inc. and Astrid Holdings LP dated as of April 4, 2025	Exhibit 10.1 to Report on Form 10-Q filed August 1, 2025
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL LLC

March 2, 2026	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ricardo Manuel Falú	Director	March 2, 2026
Ricardo Manuel Falú

/s/ Kenneth J. Zagzebski	Director, Chairman, President and Chief Executive Officer	March 2, 2026
Kenneth J. Zagzebski	(Principal Executive Officer)

/s/ Gustavo Garavaglia	Director, Vice President and Chief Financial Officer	March 2, 2026
Gustavo Garavaglia	(Principal Financial Officer and Acting Principal Accounting Officer)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DPL LLC
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2025
$ in millions
Description	Balance at Beginning of Period	Additions	Deductions - Net Write-offs	Balance at End of Period
Deducted from accounts receivable
Provision for uncollectible accounts
Year ended December 31, 2025	$6.1	$13.7	$11.0	$8.8
Year ended December 31, 2024	$0.9	$8.3	$3.1	$6.1
Year ended December 31, 2023	$0.5	$5.4	$5.0	$0.9

Valuation allowance for deferred tax assets
Deducted from deferred tax assets -
Year ended December 31, 2025	$31.8	$0.2	$32.0	$—
Year ended December 31, 2024	$35.7	$0.7	$4.6	$31.8
Year ended December 31, 2023	$36.6	$0.7	$1.6	$35.7