Form 10-Q
period 2026-03-31
DPL LLC
filed 2026-05-05
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

DPL LLC
Form 10-Q for the Quarterly Period ended March 31, 2026

DPL LLC
Form 10-Q for the Quarterly Period ended March 31, 2026
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
2024 DRC Settlement	The order issued in November 2025 by the PUCO authorizing AES Ohio to, among other things, increase its basic rates and charges by $168 million annually.
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CDPQ	Astrid Holdings LP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec, owning an aggregate indirect equity interest in AES Ohio of approximately 30%
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider
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

EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
FASB	Financial Accounting Standards Board
Form 10-K	DPL’s and AES Ohio’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 2, 2026
First and Refunding Mortgage	AES Ohio’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LGR	Legacy Generation Resource Rider
Master Trust	AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
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

DPL LLC
Form 10-Q for the Quarterly Period ended March 31, 2026

Term	Definition
OVEC	Ohio Valley Electric Corporation - an electric generating company in which AES Ohio holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PRO	Proactive Reliability Optimization Rider
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate AES Ohio for providing stabilized rates to customers.
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
SSO
Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to AES Ohio retail customers that take retail generation service from AES Ohio within AES Ohio's service territory

T&D	Transmission and distribution
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment
DPL's Utility segment is made up of AES Ohio’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

DPL LLC
Form 10-Q for the Quarterly Period ended March 31, 2026
FORWARD–LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, considering the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•the completion of the proposed transaction between AES and Horizon Parent, L.P. (the “Transaction”) on the anticipated terms and timing, including obtaining required regulatory approvals;
•potential changes to business relationships resulting from the announcement or completion of the Transaction, including the ability to retain and hire key personnel;
•certain restrictions during the pendency of the Transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
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
•our ability to maintain adequate insurance;
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
•data privacy;
•the use of derivative contracts;
•our ability to maintain effective control over financial reporting;

DPL LLC
Form 10-Q for the Quarterly Period ended March 31, 2026
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

DPL LLC
Form 10-Q for the Quarterly Period ended March 31, 2026
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

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL LLC
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2026	2025
REVENUE	$341.1	$254.3

OPERATING COSTS AND EXPENSES:
Purchased power	119.3	95.1
Operation and maintenance	80.2	65.5
Depreciation and amortization	31.7	29.2
Taxes other than income taxes	38.3	36.3
Total operating costs and expenses	269.5	226.1

OPERATING INCOME	71.6	28.2

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(20.0)	(23.9)
Other income / (expense), net	0.3	(0.6)
Total other expense, net	(19.7)	(24.5)

INCOME BEFORE INCOME TAX	51.9	3.7

Income tax expense	12.6	1.0

NET INCOME	39.3	2.7
Less: Net income attributable to redeemable stock of subsidiaries	12.7	—
NET INCOME ATTRIBUTABLE TO DPL LLC	$26.6	$2.7
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2026	2025
NET INCOME	$39.3	$2.7
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0 and $0.0 for each respective period	(0.2)	(0.2)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2) and $0.0 for each respective period	0.1	0.2
Other comprehensive loss	(0.1)	—

Comprehensive income	39.2	2.7
Less: Comprehensive income attributable to redeemable stock of subsidiaries	12.8	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO DPL LLC	$26.4	$2.7
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.9	$82.9
Accounts receivable, net of allowance for credit losses of $11.9 and $8.8, respectively (Note 1)	166.1	161.1
Inventories	68.0	70.3
Taxes applicable to subsequent years	112.8	150.4
Regulatory assets, current	53.8	61.1
Taxes receivable	23.6	24.2
Prepayments and other current assets	10.2	9.1
Total current assets	504.4	559.1
NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $669.2 and $647.3, respectively	2,950.5	2,885.8
Regulatory assets, non-current	128.2	137.4
Intangible assets, net of amortization	166.8	166.9
Other non-current assets	23.6	31.8
Total non-current assets	3,269.1	3,221.9

Total assets	$3,773.5	$3,781.0

LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$30.2	$0.2
Accounts payable	126.6	144.0
Accrued taxes	152.0	145.7
Accrued interest	22.7	19.6
Customer deposits	16.9	8.8
Regulatory liabilities, current	1.2	1.8
Accrued and other current liabilities	51.7	57.4
Total current liabilities	401.3	377.5
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,798.6	1,798.1
Deferred income taxes	245.0	233.0
Taxes payable	75.6	150.9
Regulatory liabilities, non-current	191.7	189.5
Accrued pension and other postretirement obligations	9.4	16.5
Other non-current liabilities	7.3	7.9
Total non-current liabilities	2,327.6	2,395.9
Total liabilities	2,728.9	2,773.4

COMMITMENTS AND CONTINGENCIES (Note 9)
REDEEMABLE STOCK OF SUBSIDIARIES	605.2	594.7

EQUITY:
Member's equity	3,049.3	3,049.3
Accumulated other comprehensive income	15.5	15.7
Accumulated deficit	(2,625.4)	(2,652.1)
Total equity	439.4	412.9

Total liabilities, redeemable stock of subsidiaries and equity	$3,773.5	$3,781.0
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$39.3	$2.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.7	29.2
Amortization of deferred financing costs and debt discounts	0.6	0.9
Deferred income taxes	12.0	3.3
Allowance for equity funds used during construction	(0.7)	—
Changes in certain assets and liabilities:
Accounts receivable, net	(5.0)	(24.6)
Inventories	2.3	(1.6)
Taxes applicable to subsequent years	37.6	35.3
Prepayments and other current assets	(1.0)	(3.8)
Current regulatory assets and liabilities, net	6.7	(14.1)
Non-current regulatory assets and liabilities, net	8.7	19.8
Accounts payable	10.1	30.6
Accrued taxes payable / receivable	(68.4)	(57.0)
Accrued interest	3.1	2.9
Accrued and other current liabilities	3.7	12.0
Accrued pension and other postretirement obligations	(7.2)	0.2
Other	(3.5)	(0.9)
Net cash provided by operating activities	70.0	34.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114.3)	(85.3)
Contributions in aid of construction	7.9	—
Cost of removal payments	(4.3)	(1.0)
Other investing activities, net	—	(0.4)
Net cash used in investing activities	(110.7)	(86.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	30.0	135.0
Repayments under revolving credit facilities	—	(55.0)
Distributions to holders of redeemable stock of subsidiaries	(2.3)	—
Other financing activities, net	—	(1.0)
Net cash provided by financing activities	27.7	79.0
Cash, cash equivalents, and restricted cash:
Net change in cash, cash equivalents and restricted cash	(13.0)	27.2
Cash, cash equivalents and restricted cash at beginning of period	83.0	54.1
Cash, cash equivalents and restricted cash at end of period	$70.0	$81.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.5	$20.7
Non-cash investing activities:
Accruals for capital expenditures	$55.4	$40.9
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Member's Equity

$ in millions	Member's Equity	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Redeemable Stock of Subsidiaries
Balance at January 1, 2026	$3,049.3	$15.7	$(2,652.1)	$412.9	$594.7
Net income	—	—	26.6	26.6	12.7
Other comprehensive income/(loss)	—	(0.2)	—	(0.2)	0.1
Distributions to holders of redeemable stock of subsidiaries	—	—	—	—	(2.3)
Other	—	—	0.1	0.1	—
Balance at March 31, 2026	$3,049.3	$15.5	$(2,625.4)	$439.4	$605.2

	Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2025	1	$—	$3,040.5	$(5.3)	$(2,673.1)	$362.1
Net income	—	—	—	—	2.7	2.7
Balance at March 31, 2025	1	$—	$3,040.5	$(5.3)	$(2,670.4)	$364.8

See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2026 and 2025

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DPL, an indirect wholly-owned subsidiary of AES, is a holding company organized in 1985 under the laws of Ohio. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the “Conversion”). Upon the Conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025. See Note 6. Income Taxes for further details.

Substantially all of DPL’s business consists of transmitting, distributing and selling of electric energy conducted through its principal indirect subsidiary, AES Ohio. Prior to April 2025, DPL owned all of the outstanding common stock of AES Ohio. See Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio to DPL's 2025 Form 10-K for further details.

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to its approximately 540,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Proposed AES Merger
On March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions, including regulatory approval from the PUCO. See Note 2. Regulatory Matters - AES Ohio Merger Application for further details.

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its controlled subsidiaries, except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation

S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and footnotes thereto, which are included in our Form 10-K.

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

The shareholders' agreements with CDPQ contain certain redemption features that, while not currently in effect, are not solely in DPL's control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholders' agreements is remote, but would require redemption at fair value. Therefore, as of March 31, 2026, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2026	December 31, 2025
Cash and cash equivalents	$69.9	$82.9
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$70.0	$83.0

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of March 31, 2026 and December 31, 2025:

$ in millions	March 31, 2026	December 31, 2025
Accounts receivable, net:
Customer receivables	$143.6	$117.3
Unbilled revenue	31.0	40.9
Amounts due from affiliates	1.7	1.7
Other	1.7	10.0
Allowance for credit losses	(11.9)	(8.8)
Total accounts receivable, net	$166.1	$161.1

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
$ in millions	2026	2025
Allowance for credit losses:
Beginning balance	$8.8	$6.1
Current period provision	6.2	1.8
Write-offs charged against allowance	(3.2)	(0.1)
Recoveries	0.1	0.3
Ending balance	$11.9	$8.1

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Following the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024, a temporary pause in customer disconnections, certain collection efforts, and write-off processes contributed to increased provisions and allowance for credit losses throughout 2025. Although AES Ohio reinstated these processes in June 2025, the resumption of these activities resulted in increased write-offs in the current period. Current period provisions also increased compared to the prior period, reflecting updated expected loss assumptions.

Inventories
Inventories consist of materials and supplies as of March 31, 2026 and December 31, 2025.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three months ended March 31, 2026 and 2025, AFUDC equity and AFUDC debt were as follows:

	Three months ended
	March 31,
$ in millions	2026	2025
AFUDC equity	$0.7	$—
AFUDC debt	$0.4	$1.4

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
	March 31,
$ in millions	2026	2025
Excise taxes collected	$12.9	$13.2

New Accounting Pronouncements Adopted in 2026
The Company assessed accounting pronouncements adopted in 2026 and determined that they were not applicable or did not have a material impact on the Company's Financial Statements.

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
2025-12: Codification Improvements
The amendments in this Update include 33 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the PUCO proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and a PUCO decision is pending.

Distribution Rate Cases

Ohio Energy Legislation and Three-Year Rate Plan

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

AES Ohio Merger Application

Subject to the terms of the Merger Agreement as described in Note 1. Overview and Summary of Significant Accounting Policies - Proposed AES Merger, AES, Parent, and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, including certain regulatory approvals from the PUCO. On April 10, 2026, AES Ohio submitted its required merger application to the PUCO. The PUCO is expected to review the application through its customary case process.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Consolidated Balance Sheets and are classified as equity investments. Net unrealized losses related to equity investments still held as of March 31, 2026 and 2025 are as follows:

	Three months ended
	March 31,
$ in millions	2026	2025
Net unrealized losses (a)	$(0.2)	$(0.1)

(a)    These amounts are included in Other income / (expense), net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2026 or 2025.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of March 31, 2026 and December 31, 2025 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of March 31, 2026				Fair value as of December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.8	$—	$—	$0.8
Mutual funds	7.3	—	—	7.3	7.5	—	—	7.5
Total assets	$7.6	$—	$—	$7.6	$8.3	$—	$—	$8.3

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

The following table presents the carrying amount, fair value, and fair value hierarchy of fixed-rate and variable-rate indebtedness that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	March 31, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Fixed-rate	$1,798.8	$—	$1,838.0	$17.8	$1,855.8	$1,798.3	$—	$1,684.3	$16.4	$1,700.7
Variable-rate	$30.0	$—	$31.8	$—	$31.8	$—	$—	$—	$—	$—

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

The following tables provide information concerning gains recognized in AOCI for the cash flow hedges for the three months ended March 31, 2026 and 2025:

	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions (net of tax)		2026	2025
Net gains on cash flow hedges	Interest expense	(0.2)	(0.2)
Total reclassifications for the period, net of income taxes		$(0.2)	$(0.2)

Portion expected to be reclassified to earnings in the next twelve months		$(1.0)

5. DEBT

Long-term debt is as follows:

	Interest		March 31,	December 31,
$ in millions	Rate	Due	2026	2025
AES Ohio debt
First Mortgage Bonds	3.95%	June 2049	$425.0	$425.0
First Mortgage Bonds	3.20%	July 2040	140.0	140.0
First Mortgage Bonds	5.70%	December 2033	107.5	107.5
First Mortgage Bonds	5.19%	April 2033	100.0	100.0
First Mortgage Bonds	4.55%	August 2030	375.0	375.0
First Mortgage Bonds	5.49%	December 2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	June 2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	June 2027	40.0	40.0
U.S. Government note	4.20%	February 2061	16.4	16.4
Unamortized deferred financing costs			(8.8)	(9.1)
Unamortized debt discounts			(2.4)	(2.5)
Total AES Ohio long-term debt			1,385.2	1,384.8

DPL LLC debt
Senior unsecured notes	4.35%	April 2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	September 2031	15.6	15.6
Unamortized deferred financing costs			(1.6)	(1.7)
Unamortized debt discounts			(0.4)	(0.4)
Total DPL consolidated long-term debt			1,798.8	1,798.3
Less: current portion			(0.2)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,798.6	$1,798.1

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
(c)Note payable to related party.

Revolving Credit Agreement
AES Ohio entered into the third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of March 31, 2026 and December 31, 2025, the AES Ohio Credit Agreement had outstanding borrowings of $30.0 million and $0.0 million, respectively.

Consent Solicitation
On March 5, 2026, DPL announced a solicitation of consent (the “Consent Solicitation”) from registered holders of its 4.35% Senior Notes due 2029 (the “Notes”). On April 1, 2026, expiration of the Consent Solicitation was extended to May 13, 2026. The Consent Solicitation is for proposed amendments to the indentures governing the Notes to provide that the Merger would not constitute a “Change of Control” under the indenture. The proposed amendments would become operative only upon the consummation of the Merger and the payment of the consent fee with respect to the Notes.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of March 31, 2026, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of March 31, 2026, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended
	March 31,
	2026	2025
Effective tax rate	24.3%	27.0%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, the tax expense related to the amortization of a municipal tax shortage of AES Ohio, and the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Ohio.

DPL's income tax expense for the three months ended March 31, 2026 was calculated using the estimated annual effective income tax rate for 2026 of 24.3% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
$ in millions	2026	2025
Service cost	$0.5	$0.6
Interest cost	3.2	3.6
Expected return on plan assets	(3.8)	(3.9)
Amortization of unrecognized:
Prior service cost	0.2	0.2
Actuarial loss	0.7	0.8
Net periodic benefit cost	$0.8	$1.3

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Consolidated Statements of Operations.

There were $7.5 million and $0.0 million in employer contributions during the three month periods ended March 31, 2026 and 2025, respectively.

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

8. EQUITY

Contributions from AES
In April 2026, DPL received equity capital contributions from AES totaling $87.5 million. DPL then made the same investments in AES Ohio. The proceeds are primarily for funding needs related to AES Ohio's capital expenditure program.

AOCI/(AOCL)
The changes in the components of AOCI during the three months ended March 31, 2026 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2026	$17.4	$(1.7)	$15.7
Amounts reclassified from AOCI to earnings	(0.2)	—	(0.2)
Balance as of March 31, 2026	$17.2	$(1.7)	$15.5

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

However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2026, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2026.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of March 31, 2026 and December 31, 2025.

Guarantees
In connection with the Closings described in Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio in our 2025 Form 10-K, DPL agreed to indemnify CDPQ related to certain matters. These matters primarily include any future losses from environmental claims or retirement obligations that could be raised with respect to our previously-owned and operated generation assets, and potential losses related to certain pending legal and regulatory proceedings. The maximum potential indemnification amount pertaining to the pending legal and regulatory proceedings is estimated to be $60.8 million, while the maximum potential indemnification amount pertaining to any future losses from environmental claims or retirement obligations cannot be reasonably estimated, as it is subject to, and will only be effective upon, the occurrence of future events. We believe the likelihood of any payments under these arrangements is remote, and the resulting fair value of these indemnifications is not material.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of March 31, 2026, AES Ohio could be responsible for the repayment of 4.9%, or $44.1 million, of $899.1 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2029 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2026
Revenue from external customers	$338.7	$2.7	$(0.3)	$341.1
Intersegment revenue	—	1.1	(1.1)	—
Total revenue	338.7	3.8	(1.4)	341.1

Operating costs and expenses
Purchased power	119.0	0.6	(0.3)	119.3
Operation and maintenance	80.2	1.1	(1.1)	80.2
Depreciation and amortization	31.3	0.4	—	31.7
Taxes other than income taxes	38.2	0.1	—	38.3
Interest expense, net	15.4	4.6	—	20.0
Other segment items (a)	0.2	(0.5)	—	(0.3)
Income / (loss) before income tax	54.4	(2.5)	—	51.9
Income tax expense / (benefit)	12.2	0.4	—	12.6
Net income / (loss)	$42.2	$(2.9)	$—	$39.3

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$114.1	$0.2	$—	$114.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2025
Revenue from external customers	$251.8	$2.5	$—	$254.3
Intersegment revenue	0.3	1.2	(1.5)	—
Total revenue	252.1	3.7	(1.5)	254.3

Operating costs and expenses
Purchased power	94.8	0.6	(0.3)	95.1
Operation and maintenance	63.9	2.8	(1.2)	65.5
Depreciation and amortization	28.8	0.4	—	29.2
Taxes other than income taxes	36.2	0.1	—	36.3
Interest expense, net	14.7	9.2	—	23.9
Other segment items(a)	1.3	(0.7)	—	0.6
Income / (loss) before income tax	12.4	(8.7)	—	3.7
Income tax expense / (benefit)	1.7	(0.7)	—	1.0
Net income / (loss)	$10.7	$(8.0)	$—	$2.7

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$85.3	$—	$—	$85.3

Total Assets ($ in millions)	March 31, 2026	December 31, 2025
Utility	$3,717.3	$3,730.8
All Other (a)	56.2	50.2
DPL Consolidated	$3,773.5	$3,781.0

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

DPL's revenue from contracts with customers was as follows:

	Three months ended
	March 31,
$ in millions	2026	2025
Revenue from contracts with customers	$338.4	$250.8

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2026 and 2025:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2026
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$179.8	$—	$—	$179.8
Commercial revenue	56.8	—	—	56.8
Industrial revenue	20.9	—	—	20.9
Governmental revenue	9.6	—	—	9.6
Other (a)	3.5	—	—	3.5
Total retail revenue from contracts with customers	270.6	—	—	270.6
Wholesale revenue
Wholesale revenue from contracts with customers	16.1	—	(0.3)	15.8
RTO ancillary revenue	47.2	0.1	—	47.3
Capacity revenue	2.1	—	—	2.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.6	—	2.6
Other miscellaneous revenue	2.7	1.1	(1.1)	2.7
Total revenue	$338.7	$3.8	$(1.4)	$341.1

	Three months ended March 31, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$136.7	$—	$—	$136.7
Commercial revenue	39.8	—	—	39.8
Industrial revenue	15.7	—	—	15.7
Governmental revenue	7.0	—	—	7.0
Other (a)	2.3	—	—	2.3
Total retail revenue from contracts with customers	201.5	—	—	201.5
Wholesale revenue
Wholesale revenue from contracts with customers	9.2	—	(0.3)	8.9
RTO ancillary revenue	37.6	—	—	37.6
Capacity revenue	0.3	—	—	0.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	3.5	1.2	(1.2)	3.5
Total revenue	$252.1	$3.7	$(1.5)	$254.3

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	March 31, 2026	December 31, 2025
Receivables from contracts with customers	$174.6	$158.2

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, DPL's results for the three months ended March 31, 2026, reflect an increase in income before income tax of $48.2 million, or 1,302.7%, as well as an increase in net income of $36.6 million, or 1,355.6%, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2026 vs. 2025
Increase in retail margin due to higher prices primarily driven by the 2024 DRC Settlement (including the impact of certain riders now included in base rates)	$36.3
Increase due to higher transmission revenue driven by an increase in transmission investments	9.7
Other	2.2
Net change in income before income tax	48.2
Net change in income tax expense driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio in the current year versus the prior year, and the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion	(11.6)
Net change in net income	$36.6

RESULTS OF OPERATIONS

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

	Three months ended
	March 31,
$ in millions	2026	2025	$ change	% change
REVENUE:
Retail	$270.6	$201.5	$69.1	34.3%
Wholesale	15.8	8.9	6.9	77.5%
RTO ancillary	47.3	37.6	9.7	25.8%
Capacity revenue	2.1	0.3	1.8	600.0%
Miscellaneous revenue	5.3	6.0	(0.7)	(11.7)%
Total revenue	341.1	254.3	86.8	34.1%

OPERATING COSTS AND EXPENSES:
Purchased power	69.3	63.3	6.0	9.5%
RTO charges	50.0	31.8	18.2	57.2%
Purchased power	119.3	95.1	24.2	25.4%
Operation and maintenance	80.2	65.5	14.7	22.4%
Depreciation and amortization	31.7	29.2	2.5	8.6%
Taxes other than income taxes	38.3	36.3	2.0	5.5%
Total operating costs and expenses	269.5	226.1	43.4	19.2%

OPERATING INCOME	71.6	28.2	43.4	153.9%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(20.0)	(23.9)	3.9	(16.3)%
Other income / (expense), net	0.3	(0.6)	0.9	(150.0)%
Total other expense, net	(19.7)	(24.5)	4.8	(19.6)%

INCOME BEFORE INCOME TAX (a)	51.9	3.7	48.2	1,302.7%

Income tax expense	12.6	1.0	11.6	1,160.0%

NET INCOME (a)	39.3	2.7	36.6	1,355.6%
Less: Net income attributable to redeemable stock of subsidiaries	12.7	—	12.7	—%
NET INCOME ATTRIBUTABLE TO DPL LLC	$26.6	$2.7	$23.9	885.2%

(a)For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX and NET INCOME. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders described in Note 2. Regulatory Matters of our Form 10-K and Note 2. Regulatory Matters to the Financial Statements of this Quarterly Report.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2026	2025	change	% change
Actual
Heating degree-days	2,744	2,739	5	0.2%
Cooling degree-days	11	6	5	83.3%

30-year average (b)
Heating degree-days	2,764	2,780
Cooling degree-days	3	2

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

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended
	March 31,
kWh sales (in millions):	2026	2025	change	% change
Retail electric sales (a)
Residential	1,526	1,588	(62)	(3.9)%
Commercial	941	923	18	2.0%
Industrial	863	826	37	4.5%
Governmental	296	284	12	4.2%
Other	9	9	—	—%
Total retail electric sales	3,635	3,630	5	0.1%
Wholesale electric sales (b)	158	166	(8)	(4.8)%
Total electric sales	3,793	3,796	(3)	(0.1)%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 613 kWh for the three months ended and 585 kWh for the three months ended March 31, 2026 and 2025, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended March 31, 2026 compared to the same period in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(5.4)%
(3.9)%
(0.3)%
2.0%
3.4%
4.5%
1.3%
4.1%
(1.5)%
0.1%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2026 vs. 2025 Weather-normalized YTD
2026 vs. 2025 Actual YTD

During the three months ended March 31, 2026, revenue increased $86.8 million to $341.1 million compared to $254.3 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2026 vs. 2025
Retail
Rate
Increase in the Base Distribution rates primarily driven the 2024 DRC Settlement	$44.4
Increase in the TCRR	16.0
Increase in the Competitive Bid Revenue Rider Rate	8.7
Increase in the PRO	4.0
Decrease in the DIR	(8.2)
Other	0.5
Net change in retail rate	65.4

Volume
Increase in volume versus the comparable period	2.5
Net change in retail volume	2.5

Other miscellaneous	1.2
Net retail change	69.1

Wholesale
Increase primarily due to higher rates on power sales at OVEC	6.9

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	11.5

Other
Miscellaneous revenue	(0.7)
Net change in revenue	$86.8

Purchased Power
During the three months ended March 31, 2026, purchased power increased $24.2 million to $119.3 million compared to $95.1 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2026 vs. 2025
Purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$5.5
Volume
Increase in volume of purchased power versus the comparable period	0.5
Total purchased power change	6.0

RTO charges
Increase primarily due to higher RTO charges from PJM	18.2
Net change in purchased power	$24.2

Operation and Maintenance
During the three months ended March 31, 2026, Operation and maintenance expense increased $14.7 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2026 vs. 2025
Increase in contracted services, primarily due to vegetation management (a)	$8.3
Increase due to higher expected credit losses	4.4
Increase in USF rider (a)	3.6
Other	(1.6)
Net change in operation and maintenance expense	$14.7

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the three months ended March 31, 2026, Depreciation and amortization increased $2.5 million compared to the same period in the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the three months ended March 31, 2026, Taxes other than income taxes increased $2.0 million compared to the same period in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals.

Interest Expense, Net
During the three months ended March 31, 2026, Interest expense, net decreased $3.9 million compared to the same period in the prior year, primarily due to redemption of the DPL's senior unsecured notes in May 2025.

Other Income / (Expense), Net
During the three months ended March 31, 2026, Other income / (expense), net increased $0.9 million, compared to the same period in the prior year primarily due to higher AFUDC equity.

Income Tax Expense

	Three months ended
	March 31,
$ in millions	2026	2025	change	% change
Income tax expense	12.6	1.0	11.6	1160%

The increase in income tax expense of $11.6 million during the three months ended March 31, 2026, compared to the same period of the prior year was primarily driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio in the current year versus the prior year, and the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion.

See Note 6. Income Taxes for further discussion.

Net Income Attributable to Redeemable Stock of Subsidiaries
The increase in Net Income attributable to redeemable stock of subsidiaries of $12.7 million for the three months ended March 31, 2026, relates to the sale of an indirect minority interest in AES Ohio in April 2025. See Note 9. Equity - Agreement to Sell Minority Interest in AES Ohio to DPL's 2025 Form 10-K for further details.

KEY TRENDS AND UNCERTAINTIES

During 2026 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. In addition, DPL's financial results are likely to be driven by other factors including, but not limited to:

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

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2026 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

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

Interest Rates

In the U.S. there has been a rise in interest rates during 2021 through 2023, and interest rates are expected to remain volatile in the near term. Although all of our existing long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement. DPL manages a hedging program to help reduce uncertainty and exposure to future interest rates.

Regulatory

DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K previously filed with the SEC during 2026 describes other regulatory matters, which have not materially changed since that filing.

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the PUCO proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and a PUCO decision is pending.

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

Ohio Energy Legislation and Three-Year Rate Plan

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

See PART I, ITEM 1., Note 2. Regulatory Matters to the Financial Statements of this Quarterly Report for further information regarding these and other regulatory matters.

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
◦CSAPR and associated updates
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

Clean Water Act - Regulation of Water Discharge

The concept of “Waters of the U.S.” (“WOTUS”) defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (the“ Agencies”) to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the “Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable waters is not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025 the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters of the U.S. may have a material adverse effect on our results of operations, financial condition and cash flows.

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

On April 13, 2026, the EPA published proposed revisions to the CCR Rule. The EPA is proposing modifications to the legacy and CCR management units provisions in the CCR Rule, the establishment of site-specific compliance pathways under federal or approved state CCR permits, and the revision of the definition of beneficial use of CCR. It is still too early to determine the potential impacts of these proposed revisions to our businesses.

The CCR Rule, current or proposed amendments to, or EPA interpretations of, the CCR Rule, the results of groundwater monitoring data or the outcome of the CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

As of March 31, 2026, we had unrestricted cash and cash equivalents of $69.9 million and available borrowing capacity of $320.0 million under our unsecured revolving AES Ohio Credit Agreement. AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 17, 2025 granting authority through December 31, 2026 to, among other things, issue up to $500.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in July 2025 to, among other things, issue up to $450.0 million of long-term indebtedness. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

CASH FLOWS

Cash Flow Analysis

The following table summarizes the cash flows:

	Three months ended March 31,		$ change
$ in millions	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$70.0	$34.9	$35.1
Net cash used in investing activities	(110.7)	(86.7)	(24.0)
Net cash provided by financing activities	27.7	79.0	(51.3)
Net change in cash, cash equivalents and restricted cash	(13.0)	27.2	(40.2)
Balance at beginning of period	83.0	54.1	28.9
Cash, cash equivalents and restricted cash at end of period	$70.0	$81.3	$(11.3)

The following cash flow review compares the cash flows for the three months ended March 31, 2026 to the cash flows for the three months ended March 31, 2025.

Operating activities

	Three months ended March 31,		$ change
$ in millions	2026	2025	2026 vs. 2025
Net income	$39.3	$2.7	$36.6
Depreciation and amortization	31.7	29.2	2.5
Deferred income taxes	12.0	3.3	8.7
Other adjustments to net income	(0.1)	0.9	(1.0)
Net income, adjusted for non-cash items	82.9	36.1	46.8
Net change in operating assets and liabilities and other	(12.9)	(1.2)	(11.7)
Net cash provided by operating activities	$70.0	$34.9	$35.1

The net change in operating assets and liabilities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to the timing of invoices and payments	$(20.5)
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	9.7
Other	(0.9)
Net change in operating assets and liabilities and other	$(11.7)

Investing activities
Net cash used in investing activities increased $24.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects, net of contributions in aid of construction	$(21.1)
Lower cost of removal payments	(3.3)
Other	0.4
Net change in investing activities	$(24.0)

Financing activities
Net cash provided by financing activities decreased $51.3 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:

$ in millions	$ Change
Decrease due to lower net revolver borrowings on the AES Ohio Credit Agreement	$(50.0)
Decrease due to distributions to holders of redeemable stock of subsidiaries	(2.3)
Other	1.0
Net change in financing activities	$(51.3)

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

At March 31, 2026, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2026
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$320.0

For the AES Ohio Credit Agreement, as of March 31, 2026, there were $30.0 million in borrowings under the facility, with the remaining $320.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 is currently estimated to cost up to $1.6 billion, and includes estimates as follows:

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see PART I, ITEM 1., Note 9. Commitments and Contingencies to the Financial Statements of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of DPL are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1. Overview and Summary of Significant Accounting Policies of this report and in DPL's 2025 Form 10-K. The Company’s critical accounting estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in DPL's 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2025, and the Notes to DPL’s Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 9. Commitments and Contingencies of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
You should consider carefully the following updates to risk factors, along the risk factors disclosed in Item 1A. Risk Factors of our Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Risk Factors section in our 2025 Form 10-K otherwise remains current in all material respects. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. If any of the following events actually occur, our business, financial results, and financial condition could be materially adversely affected.

Risks Related to the Proposed AES Merger

There is no assurance when or if the AES Merger (the “Merger”) will be completed. Due to our relationship with AES, the announcement and pendency of the Merger could adversely affect our business, including if the Merger does not close or is delayed, for reasons including the following:

•Uncertainty about the effect of the Merger may impair our ability to attract, retain, and motivate key personnel, and could cause customers, suppliers, partners, lenders, and others to seek to change existing business relationships with us;
•The Merger Agreement also requires AES to obtain Parent’s consent prior to taking certain specified actions, including acquisitions and disposals above certain thresholds, the incurrence of additional debt, subject to certain exceptions, and from taking other specified actions while the Merger is pending. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or making other changes to its business prior to the completion of the Merger;
•The Merger is currently expected to close in late 2026 or early 2027, subject to satisfaction or waiver (to the extent permitted by law) of all closing conditions. The Merger may not occur on the expected timeline if there are delays in receiving required regulatory approvals or other reasons. We cannot provide any assurance that all of the required approvals will be obtained or that the approvals will not be conditioned on terms, conditions or restrictions that would be detrimental to the combined company after the completion of the proposed Merger.

For more background on the proposed AES Merger, see Note 1. Overview and Summary of Significant Accounting Policies - Proposed AES Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit	Location
10.1
First Amendment dated March 13, 2026 to Amended and Restated Credit Agreement, dated as of March 25, 2025, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender
Exhibit 10.1 to Report on 8-K filed on March 19, 2026
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

DPL LLC
(Registrant)

Date:	May 5, 2026	/s/ Gustavo Garavaglia
Gustavo Garavaglia
President and Chief Executive Officer and Vice President and Chief Financial Officer