Form 10-Q
period 2026-09-30
DPL LLC
filed 2026-11-03
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2026

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2026
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
2024 DRC Settlement	The order issued in November 2025 by the PUCO authorizing AES Ohio to, among other things, increase customer rates and charges which became effective on November 6, 2025.
2025 Form 10-K	DPL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 2, 2026
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025, as amended March 13, 2026
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider
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

FASB	Financial Accounting Standards Board
First and Refunding Mortgage	AES Ohio’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
La Caisse	Astrid Holdings LP, a wholly-owned subsidiary of Caisse de dépôt et placement du Québec, owning an aggregate indirect equity interest in AES Ohio of approximately 30%
LGR	Legacy Generation Resource Rider
Master Trust	AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio.

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
Form 10-Q for the Quarterly Period ended September 30, 2026

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

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2026
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
•performance of contracts by our contract counterparties, including suppliers or customers;
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

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2026
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemics, or the future outbreak of any other highly infectious or contagious disease, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
•the risks and other factors discussed in this report and other filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our 2025 Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our 2025 Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2026 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

DPL LLC
Form 10-Q for the Quarterly Period ended September 30, 2026
PART I: FINANCIAL INFORMATION

This report includes the filing of DPL. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to both DPL and its subsidiaries, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL will be clearly noted in the applicable section.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

DPL LLC
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
REVENUE	$355.6	$294.8	$965.4	$779.0

OPERATING COSTS AND EXPENSES:
Purchased power	129.0	113.7	341.4	291.6
Operation and maintenance	85.0	70.8	242.3	201.8
Depreciation and amortization	30.5	29.8	93.7	88.6
Taxes other than income taxes	40.6	36.3	117.8	100.4
Other, net	0.1	—	0.2	—
Total operating costs and expenses	285.2	250.6	795.4	682.4

OPERATING INCOME	70.4	44.2	170.0	96.6

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(19.5)	(19.2)	(58.8)	(63.0)
Other income / (expense), net	0.4	(0.1)	2.0	0.3
Total other expense, net	(19.1)	(19.3)	(56.8)	(62.7)

INCOME BEFORE INCOME TAX	51.3	24.9	113.2	33.9

Income tax expense	12.7	11.5	28.0	15.5

NET INCOME	38.6	13.4	85.2	18.4
Less: Net income attributable to redeemable stock of subsidiaries	12.6	5.1	28.4	6.7
NET INCOME ATTRIBUTABLE TO DPL LLC	$26.0	$8.3	$56.8	$11.7
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
NET INCOME	$38.6	$13.4	$85.2	$18.4
Derivative activity:
Reclassification to earnings, net of income tax effect of $0.0, $0.0, $0.0 and $0.1 for each respective period	(0.2)	(0.2)	(0.7)	(0.6)
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2), $(0.2), $(0.4) and $(0.1) for each respective period	0.1	0.1	0.4	0.5
Other comprehensive loss	(0.1)	(0.1)	(0.3)	(0.1)

Comprehensive income	38.5	13.3	84.9	18.3
Less: Comprehensive income attributable to redeemable stock of subsidiaries	12.7	5.2	28.8	7.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO DPL LLC	$25.8	$8.1	$56.1	$11.3
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106.9	$82.9
Accounts receivable, net of allowance for credit losses of $9.6 and $8.8, respectively (Note 1)	177.7	161.1
Inventories	73.4	70.3
Taxes applicable to subsequent years	37.4	150.4
Regulatory assets, current	54.3	61.1
Taxes receivable	21.3	24.2
Prepayments and other current assets	22.7	9.1
Total current assets	493.7	559.1
NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $691.7 and $647.3, respectively	3,162.5	2,885.8
Regulatory assets, non-current	103.6	137.4
Intangible assets, net of amortization	167.2	166.9
Other non-current assets	21.7	31.8
Total non-current assets	3,455.0	3,221.9

Total assets	$3,948.7	$3,781.0

LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	$139.9	$0.2
Accounts payable	157.6	144.0
Accrued taxes	159.7	145.7
Accrued interest	22.8	19.6
Customer deposits	20.9	8.8
Regulatory liabilities, current	8.0	1.8
Accrued and other current liabilities	88.7	57.4
Total current liabilities	597.6	377.5
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	1,659.7	1,798.1
Deferred income taxes	258.3	233.0
Taxes payable	0.4	150.9
Regulatory liabilities, non-current	206.4	189.5
Accrued pension and other postretirement obligations	9.3	16.5
Other non-current liabilities	8.4	7.9
Total non-current liabilities	2,142.5	2,395.9
Total liabilities	2,740.1	2,773.4

COMMITMENTS AND CONTINGENCIES (Note 9)

REDEEMABLE STOCK OF SUBSIDIARIES	652.0	594.7

EQUITY:
Member's capital	3,136.8	3,049.3
Accumulated other comprehensive income	15.0	15.7
Accumulated deficit	(2,595.2)	(2,652.1)
Member's equity	556.6	412.9
Total liabilities, redeemable stock of subsidiaries and member's equity	$3,948.7	$3,781.0
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$85.2	$18.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.7	88.6
Amortization of deferred financing costs and debt discounts	1.6	2.2
Deferred income taxes	25.5	19.4
Allowance for equity funds used during construction	(3.5)	(0.3)
Changes in certain assets and liabilities:
Accounts receivable, net	(16.6)	(37.1)
Inventories	(3.1)	(6.3)
Taxes applicable to subsequent years	113.1	103.2
Prepayments and other current assets	(13.6)	(3.4)
Current regulatory assets and liabilities, net	13.0	(3.9)
Non-current regulatory assets and liabilities, net	45.2	5.0
Accounts payable	18.9	(7.2)
Accrued taxes payable / receivable	(133.6)	(111.2)
Accrued interest	3.2	(0.4)
Accrued and other current liabilities	12.7	12.7
Accrued pension and other postretirement obligations	(7.3)	(7.0)
Other	(1.9)	(0.1)
Net cash provided by operating activities	232.5	72.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(366.3)	(258.3)
Contributions in aid of construction	57.4	—
Cost of removal payments	(15.1)	(8.5)
Other investing activities, net	(0.5)	(0.4)
Net cash used in investing activities	(324.5)	(267.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	30.0	385.0
Repayments under revolving credit facilities	(30.0)	(525.0)
Repayments of short-term debt	—	(150.0)
Issuance of long-term debt	—	375.0
Retirement of long-term debt	—	(415.0)
Sale of redeemable stock of subsidiaries	—	539.7
Contributions from holders of redeemable stock of subsidiaries	37.5	45.0
Distributions to holders of redeemable stock of subsidiaries	(9.0)	—
Equity contributions from parent	87.5	—
Payments of deferred financing costs	—	(4.5)
Net cash provided by financing activities	116.0	250.2
Cash, cash equivalents, and restricted cash:
Net change in cash, cash equivalents and restricted cash	24.0	55.6
Cash, cash equivalents and restricted cash at beginning of period	83.0	54.1
Cash, cash equivalents and restricted cash at end of period	$107.0	$109.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$54.3	$62.6
Non-cash investing activities:
Accruals for capital expenditures	$77.5	$47.5
See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Member's Equity

$ in millions	Member's Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Member's Equity	Redeemable Stock of Subsidiaries
Balance at January 1, 2026	$3,049.3	$15.7	$(2,652.1)	$412.9	$594.7
Net income	—	—	26.6	26.6	12.7
Other comprehensive income/(loss)	—	(0.2)	—	(0.2)	0.1
Distributions to holders of redeemable stock of subsidiaries	—	—	—	—	(2.3)
Other	—	—	0.1	0.1	—
Balance at March 31, 2026	$3,049.3	$15.5	$(2,625.4)	$439.4	$605.2
Net income	—	—	4.2	4.2	3.1
Other comprehensive income/(loss)	—	(0.3)	—	(0.3)	0.2
Equity contributions from parent	87.5	—	—	87.5	—
Contributions from holders of redeemable stock of subsidiaries	—	—	—	—	37.5
Distributions to holders of redeemable stock of subsidiaries	—	—	—	—	(2.2)
Balance at June 30, 2026	$3,136.8	$15.2	$(2,621.2)	$530.8	$643.8
Net income	—	—	26.0	26.0	12.6
Other comprehensive income/(loss)	—	(0.2)	—	(0.2)	0.1
Distributions to holders of redeemable stock of subsidiaries	—	—	—	—	(4.5)
Balance at September 30, 2026	$3,136.8	$15.0	$(2,595.2)	$556.6	$652.0

	Member's and Shareholder's Equity
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Member's Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity / Total Member's Equity	Redeemable Stock of Subsidiaries
Balance at January 1, 2025	1	$—	$3,040.5	$—	$(5.3)	$(2,673.1)	$362.1	$—
Net income	—	—	—	—	—	2.7	2.7	—
Balance at March 31, 2025	1	$—	$3,040.5	$—	$(5.3)	$(2,670.4)	$364.8	$—
DPL LLC Conversion (Note 1)	(1)	—	(3,040.5)	3,040.5	—	—	—	—
Net income	—	—	—	—	—	0.7	0.7	1.6
Other comprehensive income/(loss)	—	—	—	—	(0.2)	—	(0.2)	0.2
Sale of redeemable stock of subsidiaries	—	—	—	(2.7)	2.7	—	—	537.5
DPL LLC conversion tax transfer to Parent (Note 1 and Note 6)	—	—	—	10.6	17.5	—	28.1	—
Contributions from holders of redeemable stock of subsidiaries	—	—	—	—	—	—	—	45.0
Balance at June 30, 2025	—	$—	$—	$3,048.4	$14.7	$(2,669.7)	$393.4	$584.3
Net income	—	—	—	—	—	8.3	8.3	5.1
Other comprehensive income/(loss)	—	—	—	—	(0.2)	—	(0.2)	0.1
Other	—	—	—	—	—	—	—	(0.8)
Balance at September 30, 2025	—	$—	$—	$3,048.4	$14.5	$(2,661.4)	$401.5	$588.7

See Notes to Condensed Consolidated Financial Statements.

DPL LLC
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2026 and 2025

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

AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to its approximately 546,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC.

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

Proposed AES Merger
On March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions, including regulatory approval from the PUCO which AES Ohio received on September 17, 2026. See Note 2. Regulatory Matters - AES Ohio Merger Application for further details.

Consolidation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its controlled subsidiaries, except for DPL Capital Trust II, which is not consolidated consistent with the provisions of GAAP. All material intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and footnotes thereto, which are included in our 2025 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2026	December 31, 2025
Cash and cash equivalents	$106.9	$82.9
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$107.0	$83.0

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2026 and December 31, 2025:

$ in millions	September 30, 2026	December 31, 2025
Accounts receivable, net:
Customer receivables	$152.3	$117.3
Unbilled revenue	31.0	40.9
Amounts due from affiliates	1.8	1.7
Other	2.2	10.0
Allowance for credit losses	(9.6)	(8.8)
Total accounts receivable, net	$177.7	$161.1

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2026 and 2025:

	Nine months ended
	September 30,
$ in millions	2026	2025
Allowance for credit losses:
Beginning balance	$8.8	$6.1
Current period provision	11.7	8.9
Write-offs charged against allowance	(11.0)	(6.1)
Recoveries	0.1	—
Ending balance	$9.6	$8.9

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

Inventories
Inventories consist of materials and supplies as of September 30, 2026 and December 31, 2025.

Contributions in Aid of Construction ("CIAC")
AES Ohio may receive CIAC from customers that are intended to defray all or a portion of the costs for certain capital projects. AES Ohio accounts for CIAC as a reduction to property, plant and equipment as costs are incurred for the related capital project, while CIAC received in advance of costs incurred are recognized as a liability. As of September 30, 2026 and December 31, 2025, AES Ohio recorded a CIAC liability of $58.0 million and $27.0 million, respectively, included in "Accrued and other current liabilities" on the Condensed Consolidated Balance Sheets.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2026 and 2025, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
AFUDC equity	$1.6	$0.2	$3.5	$0.3
AFUDC debt	$1.1	$1.5	$2.5	$4.4

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
Excise taxes collected	$14.4	$13.7	$38.4	$38.0

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

We evaluated the provisions of ASU 2025-09 in relation to the Company's derivative portfolio and hedge-accounting strategies. The Company does not currently engage in nonfinancial component hedging, net written option hedging strategies, or dual-hedge strategies affected by the Update. Accordingly, adoption will not have a material impact on our consolidated financial statements, although certain hedge documentation, accounting policies, and related controls may be updated.

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

We evaluated the provisions of ASU 2025-12 in relation to the Company's existing accounting policies. The majority of the amendments represent clarifications, corrections, or minor improvements to existing guidance and are not expected to affect our accounting. Accordingly, we do not currently expect adoption to have a material impact on our consolidated financial statements, although certain accounting policies, documentation and related controls may be updated.

2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credit obligations.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued its opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO Order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. On August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and on July 8, 2026, the PUCO ordered AES Ohio to issue refunds totaling $11.1 million via one-time bill credits which were issued during the third quarter of 2026. On October 5, 2026, the OCC filed an application for rehearing with the PUCO. The PUCO is expected to address the request by November 4, 2026.

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

AES Ohio Merger Application

Subject to the terms of the Merger Agreement as described in Note 1. Overview and Summary of Significant Accounting Policies - Proposed AES Merger, AES, Parent, and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, including regulatory approval from the PUCO. On April 10, 2026, AES Ohio submitted its required merger application to the PUCO, and on September 17, 2026, the PUCO approved the application. The OCC filed a motion for rehearing of the approval, arguing that the approval should have included an investment-grade credit rating maintenance requirement and ring-fencing requirement, which AES Ohio responded to on October 29, 2026. The PUCO's approval order remains operative.

3. FAIR VALUE

The fair value of our current financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4. Fair Value in Item 8. Financial Statements and Supplementary Data of our 2025 Form 10-K.

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes and are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value and classified as equity investments in Other non-current assets on the Condensed Consolidated Balance Sheets. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2026 and 2025 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
Net unrealized gains / (losses) (a)	$(0.1)	$0.4	$0.1	$0.6

(a)    These amounts are included in Other income / (expense), net in our Condensed Consolidated Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2026 or 2025.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2026 and December 31, 2025 measured on a recurring basis and the respective category within the fair value hierarchy for DPL is as follows:

	Fair value as of September 30, 2026				Fair value as of December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.8	$—	$—	$0.8
Mutual funds	7.6	—	—	7.6	7.5	—	—	7.5
Total assets	$8.0	$—	$—	$8.0	$8.3	$—	$—	$8.3

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

The following table presents the carrying amount, fair value, and fair value hierarchy of fixed-rate and variable-rate indebtedness that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Fixed-rate	$1,799.6	$—	$1,645.5	$17.7	$1,663.2	$1,798.3	$—	$1,684.3	$16.4	$1,700.7

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on our derivative and hedge accounting policies, see Note 1. Overview and Summary of Significant Accounting Policies – Financial Derivatives and Note 5. Derivative Instruments and Hedging Activities of Item 8. Financial Statements and Supplementary Data in our 2025 Form 10-K.

Cash Flow Hedges
DPL previously used derivative financial instruments primarily to manage the interest rate risk associated with our long-term debt. These interest rate derivative contracts were settled in 2013, and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2026 and 2025:

	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions (net of tax)		2026	2025	2026	2025
Net gains on cash flow hedges	Interest expense	$(0.2)	$(0.2)	$(0.7)	$(0.6)
Total reclassifications for the period, net of income taxes		$(0.2)	$(0.2)	$(0.7)	$(0.6)

Portion expected to be reclassified to earnings in the next twelve months				$(1.0)

5. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2026	2025
AES Ohio debt
First Mortgage Bonds	3.95%	June 2049	$425.0	$425.0
First Mortgage Bonds	3.20%	July 2040	140.0	140.0
First Mortgage Bonds	5.70%	December 2033	107.5	107.5
First Mortgage Bonds	5.19%	April 2033	100.0	100.0
First Mortgage Bonds	4.55%	August 2030	375.0	375.0
First Mortgage Bonds	5.49%	December 2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	June 2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	June 2027	40.0	40.0
U.S. Government note	4.20%	February 2061	16.3	16.4
Unamortized deferred financing costs			(8.3)	(9.1)
Unamortized debt discounts			(2.3)	(2.5)
Total AES Ohio long-term debt			1,385.7	1,384.8

DPL LLC debt
Senior unsecured notes	4.35%	April 2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	September 2031	15.6	15.6
Unamortized deferred financing costs			(1.3)	(1.7)
Unamortized debt discounts			(0.4)	(0.4)
Total DPL consolidated long-term debt			1,799.6	1,798.3
Less: current portion			(139.9)	(0.2)
DPL consolidated long-term debt, net of current portion			$1,659.7	$1,798.1

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
(c)Note payable to related party.

Revolving Credit Agreement
AES Ohio entered into the third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of September 30, 2026 and December 31, 2025, the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $0.0 million, respectively.

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

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2026, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of September 30, 2026, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

6. INCOME TAXES

DPL’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Effective tax rate	24.8%	46.2%	24.7%	45.7%

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

DPL's income tax expense for the nine months ended September 30, 2026 was calculated using the estimated annual effective income tax rate for 2026 of 24.7% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
Service cost	$0.5	$0.5	$1.5	$1.6
Interest cost	3.2	3.7	9.5	11.0
Expected return on plan assets	(3.8)	(3.9)	(11.3)	(11.8)
Amortization of unrecognized:
Prior service cost	0.2	0.2	0.7	0.7
Actuarial loss	0.7	0.8	2.0	2.4
Net periodic benefit cost	$0.8	$1.3	$2.4	$3.9

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Consolidated Statements of Operations.

There were $7.5 million and $7.5 million in employer contributions during the nine month periods ended September 30, 2026 and 2025, respectively.

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

Agreement to Sell Minority Interest in AES Ohio
On April 4, 2025, DPL sold an aggregate indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of La Caisse, for total proceeds of approximately $544.0 million, resulting in an increase to Redeemable stock of subsidiaries of $537.5 million, net of transaction costs, on the Condensed Consolidated Balance Sheets. The transaction also resulted in reclassification of $2.7 million of pension related AOCL to Member's equity. There is no change in management or operational control of DPL or AES Ohio as a result of the transaction. As DPL maintained control after the transaction, AES Ohio continues to be consolidated by DPL.

The shareholders' agreements with La Caisse contain certain redemption features that, while not currently in effect, are not solely in DPL's control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow La Caisse to redeem its interest under the terms of the shareholders' agreements is remote, but would require redemption at fair value. Therefore, as of September 30, 2026, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.

Prior to the transaction closing, DPL contributed to AES Ohio Holdings, Inc. (“Ohio Holdings”) 100% of the issued and outstanding shares of AES Ohio, such that Ohio Holdings owns 100% of AES Ohio.

AOCI/(AOCL)
The changes in the components of AOCI during the nine months ended September 30, 2026 are as follows:

$ in millions	Change in cash flow hedges	Change in unfunded pension and other postretirement obligations	Total
Balance as of January 1, 2026	$17.4	$(1.7)	$15.7
Amounts reclassified from AOCI to earnings	(0.7)	—	(0.7)
Balance as of September 30, 2026	$16.7	$(1.7)	$15.0

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2026, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2026.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2026 and December 31, 2025.

Guarantees
In connection with DPL's sale of a minority interest in AES Ohio described in Note 8. Equity, DPL agreed to indemnify La Caisse related to certain matters. These matters primarily include any future losses from environmental claims or retirement obligations that could be raised with respect to our previously-owned and operated generation assets, and potential losses related to certain pending legal and regulatory proceedings. The maximum potential indemnification amount pertaining to the pending legal and regulatory proceedings is estimated to be $39.3 million, while the maximum potential indemnification amount pertaining to any future losses from environmental claims or retirement obligations cannot be reasonably estimated, as it is subject to, and will only be effective upon, the occurrence of future events. We believe the likelihood of any payments under these arrangements is remote, and the resulting fair value of these indemnifications is not material.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2026, AES Ohio could be responsible for the repayment of 4.9%, or $43.1 million, of $878.6 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2029 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2026
Revenue from external customers	$353.1	$2.8	$(0.3)	$355.6
Intersegment revenue	0.1	1.1	(1.2)	—
Total revenue	353.2	3.9	(1.5)	355.6

Operating costs and expenses
Purchased power	128.6	0.7	(0.3)	129.0
Operation and maintenance	84.7	1.5	(1.2)	85.0
Depreciation and amortization	30.0	0.5	—	30.5
Taxes other than income taxes	40.5	0.1	—	40.6
Interest expense, net	14.9	4.6	—	19.5
Other segment items (a)	—	(0.3)	—	(0.3)
Income / (loss) before income tax	54.5	(3.2)	—	51.3
Income tax expense / (benefit)	12.5	0.2	—	12.7
Net income / (loss)	$42.0	$(3.4)	$—	$38.6

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$148.2	$0.3	$—	$148.5

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2025
Revenue from external customers	$292.3	$2.5	$—	$294.8
Intersegment revenue	0.4	1.1	(1.5)	—
Total revenue	292.7	3.6	(1.5)	294.8

Operating costs and expenses
Purchased power	113.6	0.5	(0.4)	113.7

Operation and maintenance	70.4	1.5	(1.1)	70.8
Depreciation and amortization	29.4	0.4	—	29.8
Taxes other than income taxes	36.3	—	—	36.3
Interest expense, net	14.6	4.6	—	19.2
Other segment items (a)	0.6	(0.5)	—	0.1
Income / (loss) before income tax	27.8	(2.9)	—	24.9
Income tax expense / (benefit)	10.9	0.6	—	11.5
Net income / (loss)	$16.9	$(3.5)	$—	$13.4

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$98.6	$1.4	$—	$100.0

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2026
Revenue from external customers	$958.2	$8.1	$(0.9)	$965.4
Intersegment revenue	0.1	3.3	(3.4)	—
Total revenue	958.3	11.4	(4.3)	965.4

Operating costs and expenses
Purchased power	340.4	1.9	(0.9)	341.4
Operation and maintenance	241.4	4.3	(3.4)	242.3
Depreciation and amortization	92.4	1.3	—	93.7
Taxes other than income taxes	117.6	0.2	—	117.8
Interest expense, net	45.1	13.7	—	58.8
Other segment items (a)	(0.8)	(1.0)	—	(1.8)
Income / (loss) before income tax	122.2	(9.0)	—	113.2
Income tax expense	27.5	0.5	—	28.0
Net income / (loss)	$94.7	$(9.5)	$—	$85.2

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$365.2	$1.1	$—	$366.3

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2025
Revenue from external customers	$771.5	$7.5	$—	$779.0
Intersegment revenue	0.9	3.5	(4.4)	—
Total revenue	772.4	11.0	(4.4)	779.0

Operating costs and expenses
Purchased power	290.9	1.6	(0.9)	291.6
Operation and maintenance	199.1	6.2	(3.5)	201.8
Depreciation and amortization	87.2	1.4	—	88.6
Taxes other than income taxes	100.2	0.2	—	100.4
Interest expense, net	43.0	20.0	—	63.0
Other segment items(a)	2.3	(2.6)	—	(0.3)
Income / (loss) before income tax	49.7	(15.8)	—	33.9
Income tax expense / (benefit)	16.6	(1.1)	—	15.5
Net income / (loss)	$33.1	$(14.7)	$—	$18.4

(a) Other segment items primarily includes AFUDC equity and other miscellaneous gains and losses in Other income / (expense), net.

Capital expenditures	$256.1	$2.2	$—	$258.3

Total Assets ($ in millions)	September 30, 2026	December 31, 2025
Utility	$3,883.5	$3,730.8
All Other	65.2	50.2
DPL Consolidated	$3,948.7	$3,781.0

11. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenue, see Note 13. Revenue in Item 8. Financial Statements and Supplementary Data of our 2025 Form 10-K.

DPL's revenue from contracts with customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
Revenue from contracts with customers	$353.9	$289.2	$959.8	$765.2

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2026 and 2025:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2026
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$190.9	$—	$—	$190.9
Commercial revenue	64.6	—	—	64.6
Industrial revenue	26.1	—	—	26.1
Governmental revenue	11.7	—	—	11.7
Other (a)	3.8	—	—	3.8
Total retail revenue from contracts with customers	297.1	—	—	297.1
Wholesale revenue
Wholesale revenue from contracts with customers	9.8	—	(0.3)	9.5
RTO ancillary revenue	41.9	0.2	—	42.1
Capacity revenue	2.6	—	—	2.6
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.6	—	2.6
Other miscellaneous revenue	1.8	1.1	(1.2)	1.7
Total revenue	$353.2	$3.9	$(1.5)	$355.6

	Three Months Ended September 30, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$153.2	$—	$—	$153.2
Commercial revenue	54.5	—	—	54.5
Industrial revenue	20.7	—	—	20.7
Governmental revenue	9.2	—	—	9.2
Other (a)	3.6	—	—	3.6
Total retail revenue from contracts with customers	241.2	—	—	241.2
Wholesale revenue

$ in millions	Utility	Other	Adjustments and Eliminations	Total
Wholesale revenue from contracts with customers	6.4	—	(0.2)	6.2
RTO ancillary revenue	37.1	—	—	37.1
Capacity revenue	2.2	—	—	2.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.5	—	2.5
Other miscellaneous revenue	5.8	1.1	(1.3)	5.6
Total revenue	$292.7	$3.6	$(1.5)	$294.8

	Nine months ended September 30, 2026
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$495.9	$—	$—	$495.9
Commercial revenue	173.4	—	—	173.4
Industrial revenue	67.8	—	—	67.8
Governmental revenue	30.6	—	—	30.6
Other (a)	11.6	—	—	11.6
Total retail revenue from contracts with customers	779.3	—	—	779.3
Wholesale revenue
Wholesale revenue from contracts with customers	31.8	—	(0.9)	30.9
RTO ancillary revenue	134.5	0.3	—	134.8
Capacity revenue	7.0	—	—	7.0
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.8	—	7.8
Other miscellaneous revenue	5.7	3.3	(3.4)	5.6
Total revenue	$958.3	$11.4	$(4.3)	$965.4

	Nine months ended September 30, 2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$395.6	$—	$—	$395.6
Commercial revenue	138.3	—	—	138.3
Industrial revenue	54.5	—	—	54.5
Governmental revenue	23.4	—	—	23.4
Other (a)	8.6	—	—	8.6
Total retail revenue from contracts with customers	620.4	—	—	620.4
Wholesale revenue
Wholesale revenue from contracts with customers	20.9	—	(0.8)	20.1
RTO ancillary revenue	113.9	0.1	—	114.0
Capacity revenue	3.3	—	—	3.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	7.4	—	7.4
Other miscellaneous revenue	13.9	3.5	(3.6)	13.8
Total revenue	$772.4	$11.0	$(4.4)	$779.0

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.
(b)    Miscellaneous revenue from contracts with customers primarily includes revenue for various services provided by Miami Valley Lighting.

The balances of receivables from customers were as follows:

$ in millions	September 30, 2026	December 31, 2025
Receivables from contracts with customers	$183.3	$158.2

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

The condensed consolidated financial statements included in PART I, ITEM 1. Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2025 Form 10-K.

FORWARD–LOOKING STATEMENTS
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in PART II, ITEM 1A of this quarterly report and ITEM 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K and subsequent filings with the SEC.

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

OVERVIEW OF OUR BUSINESS
DPL, an indirect wholly-owned subsidiary of AES, is a holding company incorporated under the laws of the state of Ohio. DPL's principal indirect subsidiary is AES Ohio, a regulated electric utility operating in the state of Ohio. Substantially all of our business consists of the transmission, distribution and sale of electric energy conducted through AES Ohio. Our business segments are “utility” and “all other.” For more information regarding our business, see Item 1. Business of our 2025 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, DPL's results for the three months ended September 30, 2026, reflect an increase in income before income tax of $26.4 million, or 106.0%, as well as an increase in net income of $25.2 million, or 188.1%, and, for the nine months ended September 30, 2026, reflect an increase in income before income tax of $79.3 million, or 233.9%, as well as an increase in net income of $66.8 million, or 363.0%, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Increase in retail margin due to higher prices primarily driven by the 2024 DRC Settlement (net of certain riders now included in base rates)	$42.0	$107.1
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(4.3)	(17.4)
Decrease due to PUCO Order on the TSCR issued in July 2025, resulting in higher TSCR revenue in the prior year	(13.0)	(13.0)
Other	1.7	2.6
Net change in income before income tax	26.4	79.3
Net change in income tax expense driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio in the current year versus the prior year, and the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, partially offset by a decrease associated with the PUCO Order on the TSCR issued in July 2025	(1.2)	(12.5)
Net change in net income	$25.2	$66.8

RESULTS OF OPERATIONS

DPL’s results of operations include the results of its subsidiaries, including its principal indirect subsidiary, AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2026	2025	$ change	% change	2026	2025	$ change	% change
REVENUE:
Retail	$297.1	$241.2	$55.9	23.2%	$779.3	$620.4	$158.9	25.6%
Wholesale	9.5	6.2	3.3	53.2%	30.9	20.1	10.8	53.7%
RTO ancillary	42.1	37.1	5.0	13.5%	134.8	114.0	20.8	18.2%
Capacity revenue	2.6	2.2	0.4	18.2%	7.0	3.3	3.7	112.1%
Miscellaneous revenue	4.3	8.1	(3.8)	(46.9)%	13.4	21.2	(7.8)	(36.8)%
Total revenue	355.6	294.8	60.8	20.6%	965.4	779.0	186.4	23.9%

OPERATING COSTS AND EXPENSES:
Purchased power	75.0	68.4	6.6	9.6%	196.0	184.5	11.5	6.2%
RTO charges	54.0	45.3	8.7	19.2%	145.4	107.1	38.3	35.8%
Purchased power	129.0	113.7	15.3	13.5%	341.4	291.6	49.8	17.1%
Operation and maintenance	85.0	70.8	14.2	20.1%	242.3	201.8	40.5	20.1%
Depreciation and amortization	30.5	29.8	0.7	2.3%	93.7	88.6	5.1	5.8%
Taxes other than income taxes	40.6	36.3	4.3	11.8%	117.8	100.4	17.4	17.3%
Other, net	0.1	—	0.1	—%	0.2	—	0.2	—%
Total operating costs and expenses	285.2	250.6	34.6	13.8%	795.4	682.4	113.0	16.6%

OPERATING INCOME	70.4	44.2	26.2	59.3%	170.0	96.6	73.4	76.0%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(19.5)	(19.2)	(0.3)	1.6%	(58.8)	(63.0)	4.2	(6.7)%
Other income / (expense), net	0.4	(0.1)	0.5	(500.0)%	2.0	0.3	1.7	566.7%
Total other expense, net	(19.1)	(19.3)	0.2	(1.0)%	(56.8)	(62.7)	5.9	(9.4)%

INCOME BEFORE INCOME TAX (a)	51.3	24.9	26.4	106.0%	113.2	33.9	79.3	233.9%

Income tax expense	12.7	11.5	1.2	10.4%	28.0	15.5	12.5	80.6%

NET INCOME (a)	38.6	13.4	25.2	188.1%	85.2	18.4	66.8	363.0%
Less: Net income attributable to redeemable stock of subsidiaries	12.6	5.1	7.5	147.1%	28.4	6.7	21.7	323.9%
NET INCOME ATTRIBUTABLE TO DPL LLC	$26.0	$8.3	$17.7	213.3%	$56.8	$11.7	$45.1	385.5%

(a)For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX and NET INCOME. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders described in Note 2. Regulatory Matters of our 2025 Form 10-K and Note 2. Regulatory Matters to the Financial Statements of this Quarterly Report.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2026	2025	change	% change	2026	2025	change	% change
Actual
Heating degree-days	47	41	6	14.6%	3,222	3,264	(42)	(1.3)%
Cooling degree-days	837	744	93	12.5%	1,130	1,124	6	0.5%

30-year average (b)
Heating degree-days	64	67			3,353	3,384
Cooling degree-days	698	689			1,015	1,004

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

The following table presents additional data on kWh sold:

	Three months ended				Nine months ended
	September 30,				September 30,
kWh sales (in millions):	2026	2025	change	% change	2026	2025	change	% change
Retail electric sales (a)
Residential	1,515	1,472	43	2.9%	4,131	4,183	(52)	(1.2)%
Commercial	1,162	1,054	108	10.2%	2,998	2,845	153	5.4%
Industrial	1,020	981	39	4.0%	2,737	2,748	(11)	(0.4)%
Governmental	356	355	1	0.3%	947	927	20	2.2%
Other	9	9	—	—%	27	27	—	—%
Total retail electric sales	4,062	3,871	191	4.9%	10,840	10,730	110	1.0%
Wholesale electric sales (b)	144	128	16	12.5%	410	408	2	0.5%
Total electric sales	4,206	3,999	207	5.2%	11,250	11,138	112	1.0%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 582 kWh and 583 kWh for the three months ended and 1,633 kWh and 1,620 kWh for the nine months ended September 30, 2026 and 2025, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three and nine months ended September 30, 2026 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
(2.0)%
(0.4)%
2.9%
8.9%
10.2%
3.2%
4.0%
0.3%
0.3%
3.1%
4.9%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2026 vs. 2025 Weather-normalized QTD
2026 vs. 2025 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
6.0%
4.0%
2.0%
0.0%
(2.0)%
5.2%
5.4%
2.2%
2.1%
0.8%
1.0%
(1.6)%
(1.2)%
(0.5)%
(0.4)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2026 vs. 2025 Weather-normalized YTD
2026 vs. 2025 Actual YTD

During the three months ended September 30, 2026, revenue increased $60.8 million to $355.6 million compared to $294.8 million in the same period of the prior year, and, during the nine months ended September 30, 2026, revenue increased $186.4 million to $965.4 million compared to $779.0 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Retail
Rate
Increase in the base distribution rates primarily driven by the 2024 DRC Settlement	$47.5	$129.4
Increase in the TCRR	5.7	33.3
Net change in other rate riders	(8.9)	(6.5)
Net change in retail rate	44.3	156.2

Volume
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period	8.3	6.0
Net change in retail volume	8.3	6.0

Other miscellaneous	3.3	(3.3)
Net retail change	55.9	158.9

Wholesale
Net increase primarily due to higher rates on power sales at OVEC	3.3	10.8

RTO ancillary and capacity revenue
Net increase primarily due to higher transmission revenue driven by an increase in transmission investments	5.4	24.5

Other
Miscellaneous revenue	(3.8)	(7.8)
Net change in revenue	$60.8	$186.4

Purchased Power
During the three months ended September 30, 2026, purchased power increased $15.3 million to $129.0 million compared to $113.7 million in the same period of the prior year, and, during the nine months ended September 30, 2026, purchased power increased $49.8 million to $341.4 million compared to $291.6 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$7.3	$17.2
Volume
Decrease in volume of purchased power versus the comparable period	(0.7)	(5.7)
Total purchased power change	6.6	11.5

RTO charges
Increase primarily due to higher RTO charges from PJM	8.7	38.3
Net change in purchased power	$15.3	$49.8

Operation and Maintenance
During the three and nine months ended September 30, 2026, Operation and maintenance expense increased $14.2 million and $40.5 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Increase in contracted services and other operation and maintenance costs, primarily driven by higher vegetation management and a prior year deferral of one-time costs supporting AES Ohio's customer billing system implementation	$10.8	$22.2
Increase in USF rider(a)	4.2	10.6
Other	(0.8)	7.7
Net change in operation and maintenance expense	$14.2	$40.5

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the three and nine months ended September 30, 2026, Depreciation and amortization increased $0.7 million and $5.1 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2026, Taxes other than income taxes increased $4.3 million and $17.4 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals.

Interest Expense, Net
During the three and nine months ended September 30, 2026, Interest expense, net increased $0.3 million and decreased $4.2 million, respectively, compared to the same periods in the prior year. For the nine months period ended September 30, 2026, the decrease is primarily due to the redemption of the DPL's senior unsecured notes in May 2025 and lower borrowings on the AES Ohio Credit Agreement.

Income Tax Expense

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2026	2025	change	% change	2026	2025	change	% change
Income tax expense	$12.7	$11.5	$1.2	10.4%	$28.0	$15.5	$12.5	80.6%

The change in income tax expense of $1.2 million and $12.5 million during the three and nine months ended September 30, 2026, compared to the same periods of the prior year was primarily driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio in the current year versus the prior year, and the net loss of disregarded single member LLCs not allocated income tax expense following the DPL conversion, partially offset by a decrease in the net tax expense related to the reversal of excess deferred taxes as a result of the flowthrough tax expense associated with the PUCO Order on the TSCR issued in July 2025,

See Note 6. Income Taxes for further discussion.

Net Income Attributable to Redeemable Stock of Subsidiaries
The increase in Net Income attributable to redeemable stock of subsidiaries of $7.5 million and $21.7 million for the three and nine months ended September 30, 2026, respectively, primarily relates to higher net earnings of AES Ohio allocated to the noncontrolling interest. See Note 8. Equity - Agreement to Sell Minority Interest in AES Ohio to the Financial Statements of this Quarterly Report for further details.

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

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see Item 1. Business and Item 1A. Risk Factors in our 2025 Form 10-K.

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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of advanced manufacturing and data centers has the potential to significantly accelerate the demand for electricity in the U.S. power market, including PJM. AES Ohio has an obligation to serve customers who locate in its service territory and is working with several companies to provide transmission solutions for the electric service needs of data centers and advanced manufacturing facilities. We see these relationships growing with the expansion of their use within our service territory. As part of this process, AES Ohio is working to ensure that the costs of any infrastructure upgrades required for advanced manufacturing and data centers benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles that protect our customers, consistent with both state and federal policy framework for serving large load customers, including the Ratepayer Protection Pledge set forth by the Trump Administration.

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

Interest Rates

In the U.S. there has been a rise in interest rates during 2021 through 2023, and interest rates are expected to remain volatile in the near term. Although all of our existing long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement. For future DPL debt financings, DPL, at times, manages a hedging program and evaluates pre-issuance hedges to reduce uncertainty and exposure to future interest rates.

Regulatory

DPL’s, AES Ohio’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2025 Form 10-K and Forms 10-Q previously filed with the SEC during 2026 describe other regulatory matters, which have not materially changed since those filings.

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued its opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO Order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. On August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and on July 8, 2026, the PUCO ordered AES Ohio to issue refunds totaling $11.1 million via one-time bill credits which were issued during the third quarter of 2026. On October 5, 2026, the OCC filed an application for rehearing with the PUCO. The PUCO is expected to address the request by November 4, 2026.

2024 Distribution Rate Case Application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “2024 DRC Settlement”) with various intervening parties and the Staff of the PUCO and on November 5, 2025, the PUCO issued its opinion and order accepting the 2024 DRC Settlement as filed. Updated customer rates and charges became effective on November 6, 2025. The 2024 DRC Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes:

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

PJM Proposed Market Reforms

In July 2026, the PJM Board of Managers approved a series of near-term resource adequacy reforms intended to address projected reliability concerns driven by significant forecasted load growth and capacity constraints, while longer-term holistic market reforms advance at PJM. The proposed measures direct PJM to seek FERC approval of a Reliability Backstop Procurement mechanism and an Interim Resource Adequacy Service (“IRAS”) for new large load customers that do not provide sufficient capacity resources to meet their resource adequacy needs. The proposed reforms also include developing a Large Load Registry to improve load forecast accuracy and transparency and new requirements for electric distribution utilities to provide information regarding certain large load interconnection requests. In September 2026, the FERC conditionally accepted PJM's proposal for the Reliability Backstop Procurement delaying the effective date from September 2026, to late February 2027, pending FERC approval of a revised proposal by PJM. On October 9, 2026, the FERC issued an order that approved the development of the Large Load Registry; however, the order rejected the proposed IRAS measures.

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

While AES Ohio was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the EPA relating to vapor intrusion and again filed suit against AES Ohio and other defendants. Plaintiffs also added an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill, potentially including undefined areas outside the original dump footprint, to the vapor intrusion proceeding. The 2013 vapor intrusion ASAOC was settled in 2020, but the 2016 ASAOC remains to be adjudicated. A final resolution of this matter is expected to occur in stages, including (i) an initial hearing to determine the entities liable for the investigation of the site, which occurred in April 2026, the final order from which has been appealed by the plaintiff with respect to non-AES Ohio defendants (ii) a trial with the remaining defendants, which will include AES Ohio, to allocate the costs of the investigation among the remaining liable parties, once the site investigation is completed, and (iii) a proceeding to determine the parties responsible for the cost of any subsequent remediation, following the EPA's acceptance of a remediation plan. While AES Ohio is unable to predict the outcome of these matters, if AES Ohio were required to contribute to the clean-up of the site, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Clean Water Act - Regulation of Water Discharge

The concept of “Waters of the U.S.” (“WOTUS”) defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (the“ Agencies”) to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the “Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable waters are not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025 the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA. On September 9, 2026, the Agencies published a Supplemental Notice of Proposed Rulemaking seeking comment on supplemental regulatory options for certain revised definitions relative to the November 20, 2025 proposal. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters of the U.S. may have a material adverse effect on our results of operations, financial condition and cash flows.

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

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

As of September 30, 2026, we had unrestricted cash and cash equivalents of $106.9 million and available borrowing capacity of $350.0 million under our unsecured revolving AES Ohio Credit Agreement. AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 17, 2025 granting authority through December 31, 2026 to, among other things, issue up to $500.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in July 2025 to, among other things, issue up to $450.0 million of long-term indebtedness. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

CASH FLOWS

Cash Flow Analysis

The following table summarizes the cash flows:

	Nine months ended September 30,		$ change
$ in millions	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$232.5	$72.6	$159.9
Net cash used in investing activities	(324.5)	(267.2)	(57.3)
Net cash provided by financing activities	116.0	250.2	(134.2)
Net change in cash, cash equivalents and restricted cash	24.0	55.6	(31.6)
Balance at beginning of period	83.0	54.1	28.9
Cash, cash equivalents and restricted cash at end of period	$107.0	$109.7	$(2.7)

The following cash flow review compares the cash flows for the nine months ended September 30, 2026 to the cash flows for the nine months ended September 30, 2025.

Operating activities

	Nine months ended September 30,		$ change
$ in millions	2026	2025	2026 vs. 2025
Net income	$85.2	$18.4	$66.8
Depreciation and amortization	93.7	88.6	5.1
Deferred income taxes	25.5	19.4	6.1
Other adjustments to net income	(1.9)	1.9	(3.8)
Net income, adjusted for non-cash items	202.5	128.3	74.2
Net change in operating assets and liabilities and other	30.0	(55.7)	85.7
Net cash provided by operating activities	$232.5	$72.6	$159.9

The net change in operating assets and liabilities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was driven by the following:

$ in millions	$ Change
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	$57.1
Increase from accounts payable primarily due to the timing of invoices and payments	26.1
Other	2.5
Net change in operating assets and liabilities and other	$85.7

Investing activities
Net cash used in investing activities increased $57.3 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects, net of contributions in aid of construction	$(50.6)
Higher cost of removal payments	(6.6)
Other	(0.1)
Net change in investing activities	$(57.3)

Financing activities
Net cash provided by financing activities decreased $134.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:

$ in millions	$ Change
Decrease due to sale of redeemable stock of subsidiaries in April 2025	$(539.7)
Decrease due to lower issuances of long-term debt at AES Ohio	(375.0)
Increase due to redemption of 2025 DPL Notes in May 2025	415.0
Increase due to repayments of short-term debt in the prior year	150.0
Increase due to lower net revolver repayments on the AES Ohio Credit Agreement	140.0
Increase due to higher equity contributions from parent in the current period	87.5
Other	(12.0)
Net change in financing activities	$(134.2)

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

At September 30, 2026, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2026
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$350.0

For the AES Ohio Credit Agreement, as of September 30, 2026, there were $0.0 million in borrowings under the facility, with the remaining $350.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our 2025 Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 (including amounts already expended in the first nine months of 2026) is currently estimated to cost up to $1.6 billion, and includes estimates as follows:

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

Debt Covenants
For information regarding our long-term debt covenants, see Note 6. Debt of our 2025 Form 10-K.

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

The Company’s significant accounting policies are described in Note 1. Overview and Summary of Significant Accounting Policies of this report and in DPL's 2025 Form 10-K. The Company’s critical accounting estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in DPL's 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
DPL, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our 2025 Form 10-K for the fiscal year ended December 31, 2025 and Forms 10-Q for the quarters ended March 31, and June 30, 2026, and the Notes to DPL’s Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 9. Commitments and Contingencies of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
You should consider carefully the following updates to risk factors, along with the risk factors disclosed in Item 1A. Risk Factors of our 2025 Form 10-K and other information contained in or incorporated by reference in this Form 10-Q. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Risk Factors section in our 2025 Form 10-K otherwise remains current in all material respects. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. If any of the following events actually occur, our business, financial results, and financial condition could be materially adversely affected.

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

For more background on the proposed AES Merger, see Note 1. Overview and Summary of Significant Accounting Policies - Proposed AES Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On July 23, 2026, the Board of Directors (the “Board”) of DPL LLC (the “Company”), a subsidiary of The AES Corporation (“AES”), dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm, due to the fact that EY will no longer be considered independent with respect to AES and its subsidiaries under the rules of the Securities and Exchange Commission (the “SEC”) after the closing of the announced Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. The dismissal was effective upon the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

The audit reports of EY on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report on Form 8-K filed with the SEC on July 27, 2026 (the “Current Report”), there were no (i) disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements of the Company for the applicable year, or (ii) reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act). The Company provided EY with a copy of the disclosures in the Current Report and requested that EY provide the Company with a letter addressed to the SEC stating whether EY agrees with the statements made by the Company therein. A copy of EY’s letter, dated July 27, 2026, is filed as Exhibit 16.1 to the Current Report.

Following consideration of multiple accounting firms, on July 23, 2026, the Board engaged KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2026, effective with EY’s dismissal upon the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

As part of the request for proposal process by which KPMG was selected, KPMG and AES identified that, during the year ending December 31, 2026 (the “Audit Period”), various member firms within the KPMG International network (“KPMG Member Firms”) provided tax advisory support, payroll processing, employment legal advice, and financial model review services to certain subsidiaries of AES. Each of these services contains one or more components of work performed during the Audit Period that render them to be impermissible services (“Impermissible Services”) pursuant to SEC Regulation S-X Rule 2-01 and therefore impact KPMG’s independence with respect to AES and the Company. Prior to the appointment of KPMG as the independent registered public accounting firm for the Company, all Impermissible Services have either been completed or terminated.

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

KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as the Company's independent registered public accounting firm and has concluded that KPMG’s objectivity and ability to exercise impartial judgment have not been impaired. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, AES and the Board also concluded that KPMG’s objectivity and ability to exercise impartial judgment have not been impaired.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit	Location
10.1	Stipulation and Recommendation dated July 21, 2026.	Exhibit 10.1 to Report on 8-K filed on July 21, 2026
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith as Exhibit 32(b)
101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL LLC
(Registrant)

Date:	November 3, 2026	/s/ Sherry Kohan
Sherry Kohan
Vice President and Chief Financial Officer
(Principal Financial Officer)

	November 3, 2026	/s/ Robert Osborn
Robert Osborn
Controller
(Principal Accounting Officer)